Form 10-K405
period 1994-12-31
LTV CORP
filed 1995-02-27
CIK 60731

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                             --------------------
                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994        Commission File Number 1-4368
                      ----------------------------------

                             THE LTV CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                        75-1070950
 (State or other jurisdiction                            (I.R.S. Employer
       of incorporation)                              Identification Number)
    25 West Prospect Avenue
         Cleveland, Ohio                                      44115
(Address of principal executive office)                     (Zip Code)
      Registrant's telephone number, including area code (216) 622-5000
                      ----------------------------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                   ON WHICH REGISTERED
    -------------------                                 ---------------------
Common Stock, par value $0.50                          New York Stock Exchange
Series A Warrants                                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes  x   No
                                                                    ---     ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           Yes  x   No
                                                                    ---     ---
State the aggregate market value of the voting stock held by non-affiliates of
the registrant.                                      Approximately $1.58 Billion
                                                      (As of February 20, 1995)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                              102,759,312 shares of Common Stock
                                                      (As of February 20, 1995)

Documents Incorporated by Reference: Annual Report to shareholders for fiscal year 1994 (Part II); Annual Proxy Statement for 1995 Annual Meeting (Part III)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                          [  x  ]

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

    The LTV Corporation ("LTV") was organized as a Delaware corporation in November 1958 as a successor to a California corporation organized in 1953. LTV's principal office is located at 25 West Prospect Avenue, Cleveland, Ohio 44115 and its telephone number is (216) 622-5000. LTV is engaged in the steel and energy product industries through its subsidiaries, LTV Steel Company, Inc. ("LTV Steel"), LTV Steel Tubular Products Company, Continental Emsco Company and Continental Emsco Company Limited. LTV and its subsidiaries are collectively referred to herein as "LTV" or the "Company" unless the context otherwise requires.

         LTV is a fully integrated steel producer that manufactures coated sheet and cold rolled and hot rolled sheet and strip, as well as tubular and tin mill products. Based on 1994 shipments (as compiled by LTV based primarily on publicly filed data), LTV believes it is the third largest steel producer, the second largest producer of flat rolled steel and a leading supplier of quality-critical, flat rolled steel to the automotive, appliance and electrical equipment industries in the United States. LTV operates two integrated steel mills (Cleveland Works and Indiana Harbor Works) and various finishing and processing facilities, as well as tubular and tin mill operations. Sales of steel mill products accounted for approximately 93% of LTV's 1994 sales.

         Coated sheet and cold rolled and hot rolled sheet and strip are used to make products such as automobile bodies, appliances and other consumer durable goods, farm equipment, industrial machinery, office equipment, machine parts and tubular products. Tin mill products are used by the container industry in the manufacture of cans and closures. Tubular products are used primarily in the electrical, automotive, construction and oil and gas industries.

         The balance of LTV's sales relates to its energy products group (Continental Emsco Company and Continental Emsco Company Limited), whose assets are under review for a possible divestiture or merger with another company.
See below. LTV believes its energy products group is one of the largest suppliers in the United States and Canada of oilfield equipment and supplies to the oil and natural gas industry (based primarily on publicly available information, the number of distribution locations and data compiled by LTV).
It also manufactures oil and gas drilling and production equipment and elastomeric products.

RECENT DEVELOPMENTS

        In December 1994, the Company announced it had agreed to form an international joint venture with Sumitomo Metal Industries, Ltd. ("Sumitomo") and British Steel plc ("British Steel") to construct and operate a mini-mill in the southeastern United States to produce commercial and higher quality hot rolled steel. The mini-mill's light gauge hot rolled products will compete with a portion of the cold rolled market. The joint venture, to be called Trico Steel Company, LLC ("Trico Steel"), will be owned 50% by the Company and 25% each by Sumitomo and British Steel. The mini-mill will have an estimated annual capacity of 2.2 million tons, and capital costs are expected to aggregate approximately $450 million. Construction is scheduled to begin in the second quarter of 1995, and Trico Steel expects to be fully operational by 1998. The steel produced by Trico Steel will be sold by a wholly-owned subsidiary of the Company.

         In January 1995, the Company announced that an investment banking firm had been retained to develop strategic options with respect to the Company's energy products business (Continental Emsco Company and Continental Emsco Company Limited). Such options may include a possible sale or merger of the business with another company.

REORGANIZATION

         LTV has been operating as a reorganized company since June 28, 1993, after having operated within Chapter 11 of the Bankruptcy Code since July 17, 1986. While in Chapter 11 proceedings, LTV substantially reduced its debts, restructured significant obligations, rejected unfavorable contracts, sold its aerospace and defense businesses, substantially restructured its operations and reduced expenses. The bulk of these activities, particularly reducing debt, restructuring obligations and rejecting unfavorable contracts, could only have been accomplished in the context of Chapter 11. With the adoption of fresh start reporting upon emergence from bankruptcy, LTV's assets and liabilities were adjusted to fair values and a new reporting entity was created with no retained earnings.

INDUSTRY SEGMENTS

         For information relating to the Company's revenues, operating profits or losses and identifiable assets, attributable to each of the Company's industry segments, see such information on page 50 of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

                                STEEL OPERATIONS

STEEL MILL PRODUCTS

         During the years 1994, 1993, and 1992, LTV's steel operations accounted for 8.3%, 8.4% and 8.6%, respectively, of total domestic industry shipments of steel mill products, based on American Iron and Steel Institute ("AISI") reports. The net tons of steel mill products shipped by LTV's steel operations during these periods were: 1994--7,969,000, 1993--7,570,000 and 1992--7,171,000.

         LTV's steel mill product mix is reflected in the following table which shows the revenue dollars for the periods indicated:

                            YEAR ENDED DECEMBER 31,
                            -----------------------
                             (DOLLARS IN MILLIONS)
                                                    1994                  1993                    1992
                                                    ----                  ----                    ----
                                                   REVENUE               REVENUE                 REVENUE
                                                   -------               -------                 -------
Hot and cold flat rolled products  . . . . . . .   $2,100                $1,892                  $1,726
Galvanized products                . . . . . . .    1,212                 1,112                     994
Tin mill products                  . . . . . . .      474                  438                      422
Tubular products                   . . . . . . .      293                  253                      244
Other steel products               . . . . . . .        1                    3                        3
Nonsteel products                  . . . . . . .      153                  170                      176
                                                   ------               ------                   ------
    Total                          . . . . . . .   $4,233               $3,868                   $3,565
                                                   ======               ======                   ======

         The increase in revenues in 1994 and 1993 from 1992 for hot and cold flat rolled products was due to the continued growth of the U.S. economy, stronger demand for steel products and the realization of steel price increases. Revenue in 1993 and 1992 in tin mill products was adversely affected by a temporary reduction in production due to modernization of LTV's tin mill product finishing facilities in 1992 and early 1993. Shipments of electrical conduit and mechanical tubing products increased in 1994 due to strength in the construction and automotive markets while shipments of electric weld pipe products remained depressed throughout the periods shown due to continued weak demand.

STEEL PRODUCTION

         The following table sets forth raw steel production and estimated capability information for both LTV and the domestic steel industry during the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                              1994       1993         1992
                                                              ----       ----         ----
Capability (net tons in thousands)
    LTV                                                      8,300        9,780        9,800
    Industry(a)                                            108,200      109,900      113,100
    Percent of industry                                        7.7%         8.9%         8.7%
Production (net tons in thousands)
    LTV(b)                                                   8,250        7,920        8,290
    Industry(a)                                             97,900       97,900       92,900
    Percent of industry                                        8.4%         8.1%         8.9%
Production as a percentage of capability
    LTV(b)(c)                                                 99.4%        81.0%        84.6%
    Industry(a)                                               90.5%        89.1%        82.2%

(a) The information relating to the domestic steel industry is as reported by or is derived from data reported by the AISI and is preliminary for 1994. A net ton is 2,000 pounds.

(b) Production in 1994 reflects scheduled production interruption caused by a blast furnace reline at Indiana Harbor Works. Production in 1993 reflects scheduled production interruptions including the reline of a blast furnace at Cleveland Works and modifications to one of two Cleveland Works steelmaking shops as part of the Direct Hot Charge Complex.

(c) The annual operating capabilities indicated above for 1993 and 1992 include steel production capability related to two electric furnaces and a fourth blast furnace at the Cleveland Works. LTV removed these facilities from its stated capability, effective at the beginning of 1994, which reduced annual operating capability by 1.5 million tons. Accordingly, for 1994, LTV's raw steel production capability is 8.3 million tons. If these facilities had been removed from stated capacity for prior periods, LTV's production as a percentage of capability in those years would have been considerably higher in such periods.

LTV produces its steel requirements using the basic oxygen furnace process at its Cleveland Works and Indiana Harbor Works. With the start up of a third continuous caster in September 1993, LTV began continuously casting 100% of its flat rolled steel production in November 1993. Because of the scheduled production interruptions as described above and to fulfill strong customer demand, LTV purchased approximately 514,000 tons and 437,000 tons of semi-finished slabs from other foreign and domestic steel producers in 1994 and 1993, respectively.

Individual facilities are operated at rates that best serve LTV's overall need at the time and can be significantly higher or lower than LTV's average operating rate. LTV does not believe data regarding the utilization of individual facilities are necessarily meaningful.

CUSTOMERS

The following table sets forth the percentage of shipments by tonnage distributed among LTV's various markets for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                 1994         1993        1992
                                                 ----         ----        ----
Automotive                                        26%          26%         27%
Steel service centers                             28           30          26
Converters and processors                         13           11          11
Electrical, agricultural and other machinery       9            9           9
Household appliances and office equipment          8            8           9
Containers and packaging                           8            8           8
Construction                                       6            5           6
All other                                          2            3           4
                                                 ---          ---         ---
      Total                                      100%         100%        100%
                                                 ===          ===         ===

         Sales to LTV's largest unaffiliated customer, General Motors Corporation, represented approximately 11%, 13% and 14%, respectively, of LTV's steel-related sales in dollars during 1994, 1993 and 1992.

SALES AND MARKET DISTRIBUTION

         Approximately 60% to 65% of LTV's steel products are sold under contracts, most of which are negotiated on an annual basis. Almost all of LTV's flat rolled steel sales to its larger customers in the automotive, appliance, electrical equipment and food and beverage can markets are made pursuant to such contracts. These contracts generally provide for set prices for the products ordered during the period that the contract is in effect. As a result, LTV may experience a delay in realizing price changes related to its contract steel products business, but is less susceptible to short-term swings in spot prices. The remainder of LTV's flat rolled product is sold in the spot market at the then prevailing market prices for such product.

         LTV sells its flat rolled products in the U.S. through five regional sales offices. Tubular products and tin mill products are sold through separate sales organizations divided into four regions.

         Internationally, LTV has information and technical liaison offices for flat rolled products in Mexico City and in Tokyo. The Tokyo office assists the flat rolled and tubular products sales groups to service their respective Japanese customers that have operations in the U.S. The Tokyo office has been particularly effective in enabling LTV to become a qualified supplier to the U.S.-based manufacturing operations of various Japanese companies.

COMPETITION

         LTV competes directly with domestic and foreign flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood which sometimes can be substituted for flat rolled carbon steel in manufactured products. The primary factors which have affected competition include price, quality, delivery performance and customer service. LTV targets quality-critical, value added applications and believes it is able to differentiate certain of its products from those of its competitors on the basis of its product quality, technology, modern facilities and customer product and technical support.

Foreign

         Domestic steel producers have faced significant competition from foreign producers. Foreign competition is intense and has adversely affected product prices in the United States and tonnage sold by domestic producers.
The intensity of foreign competition is affected by, among other things, worldwide steel demand, fluctuations in the value of the U.S. dollar against foreign currencies, and steel imports may increase should such demand decline or the value of the dollar rise in relation to foreign currencies. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. Further, the U.S. Congress recently passed legislation to implement the GATT Uruguay Round agreement. The impact of such legislation, which weakens prior U.S. trade laws, could also result in increased steel imports from foreign producers. For a description of the final dumping and subsidy decisions relating to foreign competition issued by the International Trade Commission ("ITC"), substantially all of which are being appealed, see "Trade Cases" below.

         Based on AISI reports and other data, LTV believes that effective domestic production capability for flat rolled steel is not sufficient to meet fully domestic steel demand, particularly during periods of strong economic demand. As a result, a certain level of imports is required to meet domestic demand. Based on AISI reports, during the three years 1994, 1993 and 1992, imports of steel mill products totaled approximately 27.6 million (eleven months), 19.5 million and 17.1 million net tons, respectively, or approximately 25% of total domestic steel consumption in 1994 (eleven months) and approximately 19% in 1993 and 18% in 1992. Of this amount, 7.3 million net tons (eleven months) or 26.6% of the imports in 1994 and 5.0 million net tons in 1993 consisted of semi-finished product purchased by domestic steel producers for further finishing and resale. The market for tubular products was most affected by imports, where foreign products accounted for 39% of the market in 1994 (eleven months), 35% in 1993 and 30% in 1992. Flat rolled imports (including tin mill products) comprised 19% of the flat rolled market in 1994 (eleven months), 13% in 1993 and 16% in 1992.

Domestic

         LTV competes with other domestic integrated producers. Domestic integrated producers also compete with mini-mills which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Because of their technology, mini-mills are highly dependent upon scrap and susceptible to fluctuating scrap prices and their participation in steel markets has traditionally been limited to structural, plate, bar and rod products. However, recently developed thin slab casting technologies have allowed one mini-mill producer to enter certain sectors of the flat rolled market, which has traditionally been supplied by integrated producers, and others have announced their intention to do the same. See "Recent Developments" for information on LTV's participation in an international joint venture with Sumitomo and British Steel to construct and operate a mini-mill in the southeastern United States.

TRADE CASES

U.S.--Certain ITC Determinations

         On June 30, 1992, certain members of the U.S. steel industry filed 84 cases against 21 foreign countries alleging that steel imports from these countries were being dumped and/or subsidized in the United States' steel market and causing or threatening to cause material injury to U.S. steel producers. The products involved included cut-to-length plates, hot rolled sheet, cold rolled sheet and corrosion resistant products. On July 27, 1993, the International Trade Commission (the "ITC") made final determinations that material injury had occurred in approximately 83% of the total import tonnage in 1992 of corrosion resistant products, 36% of the total import tonnage in 1992 of cold rolled products and none of the hot rolled products. The finding of no material injury in the hot rolled sector by the ITC was affirmed by the Court of International Trade in January 1995. Cash deposits equal to estimated antidumping and/or countervailing duty margins are being required from importers to pay additional duties on those steel imports where there was a final affirmative injury decision. Since the ITC decisions (substantially all of which have been appealed to the U.S. Court of International Trade), imports of hot and cold rolled product have increased significantly while corrosion resistant imports have increased to a lesser extent. During 1994, 29% of the Company's steel-related revenues were derived from the shipment of corrosion resistant steel, 28% from the shipment of cold rolled steel and 21% from the shipment of hot rolled steel. A successful challenge to the trade decisions that were favorable from the perspective of the Company may contribute to an increase in steel imports or adoption of pricing and marketing practices in those products that are adverse to the Company.

Canada and Mexico

         Canada and Mexico have filed unfair trade cases involving dumping allegations against importing, among other products, hot and cold rolled steel and corrosion resistant products from the U.S. and other countries. In Canada, dumping was found to exist on cold rolled product and galvanized product (excluding electro-galvanized). There were no duties imposed on hot rolled product shipped to Canada because of a finding of no injury. In Mexico, cases are also pending alleging that U.S. steel producers have dumped steel product and the U.S. government has subsidized its steel industry. During 1994, LTV exported less than 130,000 tons of such steel products into Canada and Mexico. Accordingly, management believes that the effect of these actions will not be material to LTV.

STEEL-RELATED EMPLOYEES AND LABOR MATTERS

         As of December 31, 1994, LTV's steel operations had approximately 15,300 active employees. Approximately 11,600 active employees, primarily hourly workers, are represented by unions. Of these employees, approximately 11,200 are represented by the United Steelworkers of America ("USWA").

         Effective June 1, 1994, the Company and the USWA entered into a labor agreement which provides for enhanced pension benefits, bonuses to be paid over the term of the agreement and a future wage increase. The agreement also provides for the establishment of a VEBA (Voluntary

Employee Beneficiary Association) Trust to prefund certain health care and other insurance benefits for active and retired hourly employees covered under the agreement and for the continuation of a preexisting managed health care program. The agreement expires on August 1, 1999; however, it provides for a reopening of wage provisions on August 1, 1996, subject to binding arbitration.

                           ENERGY PRODUCTS OPERATIONS

         Continental Emsco, all the operations of which are under review for a possible divestiture or merger with another company, is engaged in the manufacture and/or distribution of drilling and production equipment, the distribution of tubular goods and oilfield supplies of other manufacturers to all segments of the oil and natural gas industry, and the manufacture and sale of elastomeric products for the oil and gas, construction and defense industries. See "Recent Developments."

         The Company believes Continental Emsco is one of the largest suppliers in the United States and Canada of oilfield equipment and supplies to the oil and natural gas industry (based primarily on publicly available information, the number of distribution locations and data compiled by LTV). Continental Emsco's products are used both in the drilling and production phases of land-based and offshore oil and gas wells and in enhanced oil and gas well recovery and servicing operations. Sales and distribution of the energy products group's products are made throughout North America and overseas, primarily to multi-national and national oil companies, large and small independent oil companies, drilling contractors, well service and work-over operators and the petroleum, refining and chemical industries. Elastomeric products are sold primarily to the oil and gas and construction industries.

PRODUCTS AND SALES

         Continental Emsco's sales were distributed among its major product lines as follows for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------
                                            1994                  1993                1992
                                            ----                  ----                ----
                                                          (DOLLARS IN MILLIONS)
Oilfield supplies                      $141.6     47%         $140.4     47%       $116.2    44%
Drilling, production
  and other equipment                    86.3     29            89.7     31          97.9    38
Tubular products                         71.3     24            66.8     22          48.4    18
                                         ----    ---            ----     --          ----    --
    Total                              $299.2    100%         $296.9    100%       $262.5   100%
                                       ======    ===          ======    ===        ======   ===


         Approximately 35%, 33% and 30% of the group's revenues in 1994, 1993 and 1992, respectively, resulted from sales to purchasers outside the U.S.

         Activity in the international market (excluding Canada) represented 12% of sales in 1994, 14% of sales in 1993 and 16% in 1992. The anticipated shift in focus to overseas markets for U.S. exporters has been restrained by a shortage of hard currency for payment of imports and uncertainties relating to opportunities in developing countries. Canadian sales activity represented 23% of sales in 1994 compared with 19% of sales in 1993 and 14% of sales in 1992.

         During the last several years, Continental Emsco has downsized significantly and discontinued product lines that did not fit its long-term strategic plan. This has allowed it to reduce costs, inventories and work force levels as part of a plan to bring operations into line with the current level of demand for its products.

         The level of Continental Emsco's sales and shipments is largely dependent upon the level of oil and gas drilling and production activity in the regions it serves. At December 31, 1994, Continental Emsco had a backlog of $14.3 million of drilling and production equipment and $16.1 million of elastomeric and metal products. Its facilities continue to operate at substantially less than capacity. However, the values of its properties have previously been substantially written down to reflect these lower space requirements and equipment utilization rates.

INDUSTRY CONDITIONS AND COMPETITION

         Continental Emsco is affected primarily by the level of oil and gas drilling and production activities, particularly within North America which, in turn, is affected by the price and supply of oil from the Middle East and other oil producing regions. Continental Emsco will continue to be dependent upon the drilling and production activities of the oil and gas industry which depend upon, among other things, overall economic conditions, future demand for oil and gas and the action of governments which control the production of much of the world's oil and gas. In particular, the declines and instability of oil prices that have occurred since 1982 have caused a substantial reduction in the level of oil exploration and, as a result, a substantial decrease in demand for various products produced by Continental Emsco. However, improvement in natural gas prices over the last several years has been a positive factor in North American drilling and production activity and, accordingly, has positively affected demand for its products and services.

         As a result of the overall downturn in the energy products industry and the resulting overcapacity in the manufacturing of drilling and production equipment, the markets in which Continental Emsco operates have become characterized by intense price competition.

CYCLICALITY AND SEASONALITY

         Historically, the oil and gas industry has been cyclical and also subject to a seasonal downturn in the first quarter of each year because work in the oilfields is inhibited by inclement weather, primarily in Canada. The weekly count of U.S. and Canadian rotary drilling rigs running, an indicator of oilfield activity, was 1,072 at the end of 1994. At the end of 1993 and 1992, it was at 1,069 and 1,063, respectively.

EMPLOYEES AND LABOR MATTERS

         As of December 31, 1994, Continental Emsco had approximately 1,200 employees. The hourly employees at the Houston and Garland, Texas facilities are represented by either the International Association of Machinists and Aerospace Workers or the International Brotherhood of Boiler Makers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers. In February 1993, a five-year agreement was reached with these unions at the Houston facility. The agreement at the Garland facility expires in March 1995.

                              OTHER ASPECTS OF LTV

RESEARCH AND DEVELOPMENT

         LTV's research and development efforts focus on developing new production processes to improve the quality and reduce the cost of LTV's product lines, provide product and technical support to customers and create new steel products.

         LTV operates a research and development facility and customer technical center in Cleveland to develop new steel products, improve existing steel products and develop more efficient operating procedures to meet the continually increasing demands of the automotive, appliance, electrical equipment and container markets. The employees of LTV's research and development facilities include chemists, metallurgists and engineers. In addition, LTV offices in Tokyo and Mexico City provide technical support to Company customers in those countries and their U.S. manufacturing operations.

         LTV also operates a product application center in Detroit that works closely with customers in identifying optimum steel and manufacturing methods, evaluating steel product performance and solving customer manufacturing problems.

         Expenditures for research and development by the steel group totaled $15.1 million in 1994, $15.0 million in 1993 and $15.1 million in 1992. These expenditures do not include the efforts of sales and manufacturing employees in working to meet customer technical demands.

ENVIRONMENTAL MATTERS

         LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal.

         The Company spent approximately $30 million in 1994 and approximately $41 million in 1993 for compliance-related capital expenditures and expects to spend an average of approximately $40 million annually in capital expenditures for the next five-year period to meet environmental standards (including requirements of the 1990 Clean Air Act Amendments).

         Also, the Company spent approximately $21 million during 1994 and approximately $29 million in 1993 for environmental clean-up and related matters at operating and idled facilities and has a recorded liability of $105 million at December 31, 1994 and $121 million at December 31, 1993 for known and identifiable environmental clean-up and related matters that are probable to occur, principally over the next five-year period. It is anticipated that other requirements for environmental matters, which could increase these costs, may arise in the future.

         Estimates for future capital expenditures and operating costs required for environmental compliance are difficult to determine due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements and the availability of new technologies.

EPA AND STATE ENVIRONMENTAL SETTLEMENT AGREEMENTS

         At the time of the Company's reorganization (in June 1993), the U.S. Environmental Protection Agency ("EPA") and the Company entered into a settlement agreement (the "Environmental Settlement Agreement") which resolved, or provided a mechanism for resolving, the environmental claims which the EPA had brought against the Company in its bankruptcy proceedings.

         The Environmental Settlement Agreement resolved all environmental clean-up and natural resource damage claims of the EPA relating to specified sites designated by the EPA as Superfund Sites (other than a Company-owned Superfund Site). In addition, the Agreement resolved certain pending claims for civil penalties under several environmental statutes.

         Claims under CERCLA, RCRA and TSCA relating to sites once owned by the Company (but not owned at the time of confirmation of the Company's Joint Plan of Reorganization ("Joint Plan")), which arise out of conduct of the Company occurring prior to confirmation of the Joint Plan (or, in the case of sites never owned by the Company, conduct of the Company occurring prepetition), were given the status of unliquidated general unsecured claims in the bankruptcy proceedings. No distribution was made by the Company at reorganization on account of such claims. Instead, such claims, should they be liquidated in the future pursuant to a settlement or judgment obtained through enforcement activities of the United States pursued in the ordinary course, will be satisfied by the payment of Common Stock in the same manner as other general unsecured claims under the Joint Plan or, at LTV's option, an equivalent amount of cash or a combination of stock and cash. As of February 27, 1995, no such EPA claims had been liquidated.

         Environmental claims under CERCLA, RCRA and TSCA relating to property owned by the Company upon confirmation of the Joint Plan ("Owned Sites") were not affected by the reorganization of the Company or the Environmental Settlement Agreement (except for certain response costs incurred preconfirmation).

         The Environmental Settlement Agreement also served as the basis for settlement agreements covering the environmental claims of several states and are similar in all material respects, although in the case of the states, the agreements apply to claims arising under essentially all of the states' environmental laws. Thus, claims in the Company's bankruptcy proceedings arising with respect to Owned Sites were not affected by the Company's reorganization (except for certain response costs incurred preconfirmation and penalties assessed with respect to certain specified and prepetition activities). Also, as with treatment of liabilities at sites which are not Owned Sites under the Environmental Settlement Agreement, except for certain specified sites for which claims were liquidated, the states received no distributions in the bankruptcy proceedings on account of such liabilities at the time of confirmation, but such claims are to be liquidated in the same manner as other general unsecured claims, if, as and when states undertake enforcement activities. As of February 27, 1995, no such state claims had been liquidated.

         Except in the case of several states which agreed to a complete discharge of claims against the Company, the state settlement agreements and the Environmental Settlement Agreement do not cover environmental liabilities, if any, of the aerospace, defense and military vehicle subsidiaries of the Company, the assets of which were sold during the pendency of the bankruptcy proceeding. The Company believes, however, that any such claims would be subject to the provisions on claim dischargeability under the Bankruptcy Code and the Joint Plan.

         By addressing its environmental liabilities in the reorganization process, the reorganized Company has had a significant amount of its environmental liabilities liquidated and discharged as general unsecured claims and has established a mechanism for having environmental claims (if any) for prepetition or preconfirmation conduct that are identified and liquidated subsequent to its emergence from bankruptcy proceedings treated as prepetition general unsecured claims. Nevertheless, the Company is in a business that has incurred and will continue to incur substantial expense as a result of environmental laws and regulations with respect to its Owned Sites. The Company does not believe, however, that these future costs will have a material adverse effect on its financial position, liquidity and competitive position.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of LTV.

NAME                       AGE*            OFFICE
David H. Hoag               55    Chairman of the Board, President and Chief Executive Officer
David E. Althoff            53    Group Vice President--Energy
J. Peter Kelly              53    Group Vice President--Steel
Arthur W. Huge              49    Senior Vice President and Chief Financial Officer
Glenn J. Moran              47    Senior Vice President, General Counsel and Secretary
William C. Armbruster       48    Vice President and Controller
John C. Skurek              50    Vice President and Treasurer

*  As of December 31, 1994.

OFFICERS

         The only employee of LTV and its subsidiaries who is also a director of LTV is Mr. Hoag, Chairman of the Board, President and Chief Executive Officer of LTV.

         All officers, except Mr. Armbruster, have been employed by LTV or its subsidiaries for more than the last five years.

         David H. Hoag became Chairman of the Board of LTV in June 1991 and President and Chief Executive Officer of LTV in February 1991. He has been a director of LTV since June 1986. He was Executive Vice President--Steel of LTV from June 1986 until February 1991 and was Group Vice President of LTV from May 1983 to June 1986. He is the Chairman of the Board and Chief Executive Officer and a director of LTV Steel Company, Inc. and, prior to February 1, 1991, was President of LTV's steel group. He also is a director of The Lubrizol Corporation (chemical manufacturing) and The Chubb Corporation (insurance). He also serves as Chairman of Cleveland Tomorrow, a prominent Cleveland business group, and as Chairman of the Board of Trustees of Allegheny College. He also is a past Chairman of the Board of the American Iron and Steel Institute.

         Mr. Althoff became a Group Vice President of LTV in July 1991. He was named President and Chief Executive Officer and a director of Continental Emsco Company in June 1991. He was Vice President and General Manager, Tin Mill Products, for LTV Steel from February 1989 to June 1991. Prior thereto, he served in general management positions in operations and marketing for LTV Steel for more than five years.

         Mr. Kelly became a Group Vice President of LTV in February 1991. He was named President and a director of LTV Steel in February 1991 and Chief Operating Officer of LTV Steel in January 1993. Prior thereto, since September 1987, Mr. Kelly was Executive Vice President of LTV Steel.

         Mr. Huge became Senior Vice President and Chief Financial Officer of LTV in June 1993. Mr. Huge has also served as Vice President and Chief Financial Officer of LTV Steel for more than the past five years.

         Mr. Moran was elected Senior Vice President and General Counsel of LTV in September 1992 and Secretary in July 1993. He also has served for the last five years as Vice President and Group Counsel of LTV Steel.

         Mr. Armbruster was elected Vice President and Controller of LTV in June 1993. For the period June 1, 1992 through May 17, 1993, he was in private practice as a financial consultant. Prior thereto, for more than five years, he was a partner of Ernst & Young and its predecessors.

         Mr. Skurek was elected Vice President and Treasurer of LTV in February 1993. Mr. Skurek has also served as Vice President and Treasurer of LTV Steel since September 1992 and as Vice President--Public Affairs of LTV Steel from July 1991 to September 1992. Prior thereto, he was the Assistant Treasurer of LTV Steel for more than the past five years.

ITEM 2.  PROPERTIES.

CORPORATE HEADQUARTERS

         LTV has its corporate headquarters in 299,000 square feet of leased office space in Cleveland, Ohio. The existing lease expires at the end of 1996; the lease agreement contains options, exercisable by LTV, to extend the lease term through 2010.

STEEL PRODUCING FACILITIES

         The Cleveland Works at Cleveland, Ohio produces a variety of flat rolled products. Major facilities include blast furnaces, basic oxygen furnaces, two continuous slab casters, vacuum degassing and ladle metallurgy systems, hot strip mills, cold reducing mills, a continuous annealing line, sheet finishing facilities and an electroplate line.

         Capital spending at the Cleveland Works has included the installation in 1991 of a vacuum degassing and ladle metallurgy facility (an advanced steel refining facility for the production of ultra-low carbon steel designed for demanding electrical and automotive applications) and the relining and upgrading of blast furnaces as needed. LTV also upgraded the gauge tolerance controls at one of its 84-inch hot strip mills and 84-inch tandem cold mill in 1990 and built a continuous anneal line which commenced operations in early 1992.

         In late 1993, LTV completed construction of the Direct Hot Charge Complex ("DHCC") which includes a second continuous slab caster for the Cleveland Works. This facility links an existing steelmaking facility and a recently modernized 80-inch hot strip mill with a new continuous caster and ladle metallurgy station which allows slabs to be delivered directly from the caster to the hot strip mill, reducing steel handling and reheating costs.

         The Indiana Harbor Works at East Chicago, Indiana produces a variety of flat rolled products. Major facilities include blast furnaces, basic oxygen furnaces, a continuous slab caster, vacuum degassing and ladle reheating systems, a hot strip mill, a cold reducing mill, sheet finishing facilities, hot-dipped galvanizing lines and a tin mill.

         Capital spending at the Indiana Harbor Works has included the installation of a vacuum degassing and ladle reheating facility in 1988, modernization of its hot strip mill gauge control and coil handling systems, installation of a hydraulic gauge control system at its tandem cold mill, both of which were completed during 1992, and the relining and upgrading of blast furnaces as needed. LTV also completed an upgrade of its hot-dipped galvanizing facilities, installing an inline temper mill and tension leveler as well as a new, state-of-the-art, off-line inspection facility.

         LTV also operates a tin mill in Aliquippa, Pennsylvania. Recent capital expenditures at LTV's tin mill facilities have included a hydrogen batch anneal facility at the Aliquippa tin mill and upgrades at the Indiana Harbor tin tandem mill for improved gauge and shape control, both of which were completed during 1992. The two tin mills have an operating capacity aggregating 840,000 tons. The two tin mills operated at a combined rate of 99% of capacity during 1994.

         LTV also operates finishing operations in Hennepin, Illinois. The Hennepin facilities, which receive semi-finished products from the steel producing facilities, include a cold reducing mill, a sheet finishing mill and a hot-dipped galvanizing line. LTV also operates coke batteries in Chicago, Illinois, Pittsburgh, Pennsylvania and Warren, Ohio.

         Tubular products facilities in Ferndale, Michigan, Cleveland, Youngstown and Elyria, Ohio, Counce, Tennessee, and Cedar Springs, Georgia manufacture electric weld pipe and welded tubing (pressure tubing, mechanical tubing, cold drawn tubing and electrical metallic conduit). A seamless pipe mill in Campbell, Ohio is also being maintained in an indefinitely idled status.

Joint Ventures

         LTV also participates in several joint ventures, the largest of which involve international partners.

         In December 1994, the Company announced it had agreed to form an international joint venture with Sumitomo and British Steel to construct and operate a mini-mill in the southeastern United States to produce commercial and higher quality hot rolled steel. The joint venture, Trico Steel, will be owned 50% by the Company and 25% each by Sumitomo and British Steel. Trico Steel will have an estimated annual capacity of 2.2 million tons, and capital costs are expected to aggregate approximately $450 million. Construction is scheduled to begin in the second quarter of 1995, and Trico Steel expects to be fully operational by 1998. The steel produced by the mini-mill will be sold by a wholly-owned subsidiary of the Company.

         LTV also owns joint venture interests in two electro-galvanizing lines. The first, involving a joint venture owned 60% by a subsidiary of LTV and 40% by a subsidiary of Sumitomo, was built at LTV's Cleveland Works. The line produces one-sided and two-sided zinc-coated flat rolled steel products, utilizing an electrolytic galvanizing process, and has an annual capacity of approximately 420,000 tons of coated products. The second line, involving a joint venture which is owned equally by subsidiaries of LTV and Sumitomo, produces zinc, nickel/zinc and nickel/zinc/organic coated products and has an annual capacity of approximately 360,000 tons of coated product. The second line is located in Columbus, Ohio. Most of the cold rolled steel that is coated at these facilities is produced by LTV, and LTV is responsible for all sales and marketing of coated products processed by the joint ventures. The two electro-galvanizing lines operated at a combined rate of 96% of capacity during 1994.

         LTV is also a 33% owner of Processing Technology Inc. ("PTI"), a steel processing and warehousing operation with two leased facilities in Perrysburg, Ohio and Burns Harbor, Indiana. PTI is equipped to slit, edge trim and cut-to-length steel coils.

Railroads

         LTV owns all of the capital stock of the following six terminal switching railroad companies: Aliquippa and Southern Railroad Company, serving the Aliquippa tin mill; The Cuyahoga Valley Railway Company and The River Terminal Railway Company, serving the Cleveland Works; The Mahoning Valley Railway Company, serving the Youngstown electric weld pipe mill; The Monongahela Connecting Railroad Company, serving the Pittsburgh coke plant; and the Chicago Short Line Railway Company, serving the Indiana Harbor Works. All are common carriers subject to regulation by the Interstate Commerce Commission and are used primarily by LTV.

Suitability

         LTV's steel related facilities are well maintained, considered adequate for their intended purposes and being utilized for their intended purposes.

USWA Collateral Arrangement

         LTV has granted liens on the plant, property and equipment at its Cleveland West facilities and a royalty free license or sublicense with respect to intellectual properties used in connection with the manufacture of products at such facilities pursuant to a 1993 USWA labor agreement to secure payment of
(i) certain retiree health benefits to salaried and hourly employees and retirees and (ii) certain employer contributions under a defined contribution plan for hourly employees (collectively, the "Secured Obligations"). The maximum amount recoverable to pay the Secured Obligations upon foreclosure of the collateral is $250 million.

         From time to time, either the USWA or LTV may request an appraisal of the collateral securing the Secured Obligations. If such appraisal reveals that the aggregate Coverage Value (as defined below) of such collateral is less than $250 million, LTV must grant or cause to be granted additional collateral with a Coverage Value at least equal to such deficit on plant, property and equipment of LTV and its affiliates engaged in the steel business. Alternatively, if an appraisal reveals that the aggregate Coverage Value of the collateral is greater than $250 million, LTV may request the release of collateral with a Coverage Value not to exceed such excess. For purposes of plant, property and equipment, Coverage Value means 50% of the most recent appraised value thereof (subject to certain adjustments) less two times any obligation secured thereby to which the Secured Obligations have been subordinated. The security interest granted may, subject to certain conditions, be subordinated to certain subsequent security interests including, among others, security interests created for LTV's benefit of working capital lenders or in favor of LTV's restored pension plans.

RAW MATERIALS

Iron Ore

         LTV owns interests in two iron ore mining operations. LTV's share of production at these mines during 1994 was sufficient to meet 100% of its iron ore requirements. LTV's share of reserves at these mines is sufficient to meet its anticipated iron ore requirements beyond the year 2000.

         LTV estimates that as of January 1, 1995, the total of its proven crude ore reserves and of its proportionate share of such reserves of the companies in which it has an ownership interest was such that, when mined and beneficiated, there could be produced for use by LTV approximately 552,237,000 gross tons (a gross ton is equivalent to 2,240 pounds) of merchantable ore averaging approximately 64% iron content. These ore reserves at the end of 1994, and 1994 activity, were as follows:

                                            PROVEN                                                  1994
                                             NET                     ANNUAL        SHARE OF        DELIVERIES
                                         INTEREST IN      IRON         ORE           1994           TO STEEL
                                         RESERVES(a)    CONTENT    ENTITLEMENT    PRODUCTION       PLANTS(b)
                                         -----------    -------    -----------    ----------       ---------
                                                             (GROSS TONS IN THOUSANDS)
Properties:
    LTV Steel Mining Company            519,473          64%      7,900(c)          7,809           7,474
    Empire Iron Mining Partnership(d)    32,764          64%      1,900             1,830           1,220
                                         ------                   -----             -----           -----
Total Properties                        552,237                   9,800             9,639           8,694
                                        =======                   =====             =====           =====

(a) LTV's ownership interest in reserves is stated in gross tons of concentrates or pellets.
(b) "1994 Deliveries to Steel Plants" does not include the sale of ore products to third parties.
(c) LTV owns 100% of LTV Steel Mining Company located in Minnesota. The entitlement is based on normal annual plant capacity and the production level can be reduced at LTV's discretion.
(d) LTV holds a 25% interest in Empire Iron Mining Partnership which operates an iron ore mine and pellet facility in Michigan. LTV can reduce its annual ore purchase requirements. Minimum ore purchase requirements in 1994 totaled 1,333,000 gross tons.

         Ore reserves are expected to be exhausted prior to the expiration dates of the various leases associated with LTV's mining properties. LTV is committed to pay its share of the annual cost of these operations either through cash advances or purchases of ore at market prices.

         During 1994, the average blast furnace charge consisted of approximately 90% pellets and 10% sinter. During 1994, all of LTV's pellet and sinter requirements came from affiliated sources.

Metallurgical Coal and Coke

         All LTV's metallurgical coal requirements are purchased from unaffiliated third parties under a number of short and intermediate term contracts. LTV previously owned interests in a number of coal properties, all of which have been closed, except for certain properties leased to third parties. Metallurgical coal is used to make coke which is used in blast furnaces to make iron in the raw steelmaking process.

         LTV produced 79% of its coke requirements during 1994 and expects to produce 82% of its anticipated requirements for 1995 at its owned coke batteries located at Warren, Ohio, Chicago, Illinois and Pittsburgh, Pennsylvania. LTV anticipates that these coke batteries, combined with long-term coke supply contracts, will meet substantially all of its coke requirements through the year 2000.

Other Raw Materials

         LTV has a 53.5% interest in Presque Isle Corporation which operates a limestone quarry located in Michigan. LTV's share of Presque Isle Corporation's proven limestone reserves was approximately 139,900,000 gross tons as of December 31, 1994. LTV owns a burnt lime processing plant at Grand River, Ohio, which processes lime from Presque Isle and other sources into burnt lime. In 1994, approximately 38% of the 376,000 net tons of high calcite burnt lime consumed by LTV came from these sources.

         Substantially all other raw materials are purchased in the open market from domestic and foreign sources. Most of such raw materials, including scrap, nickel, tin, zinc and ferroalloys, are expected to continue to be in sufficient supply, although market prices have historically been subject to wide fluctuations.

         During the past two years, the Company has purchased a significant amount of semi-finished slabs from other steel producers to supplement its own production. The availability of such slabs, and the prices at which they can be purchased, may vary, especially during periods of peak production in the steel industry. See "Steel Production" above.

ENERGY PRODUCTS PROPERTIES

         Continental Emsco, whose assets are under review for a possible divestiture or merger with another company, occupies buildings and manufacturing and distribution facilities that contain an aggregate floor space of 1,177,000 square feet (not including oilfield supply stores and regional sales offices), of which 238,000 square feet are owned and 939,000 square feet are leased. Drilling equipment is manufactured in a leased plant located in Houston, Texas, with 465,000 square feet of manufacturing space. A large portion of this facility is not presently being utilized and the value of the facility was previously adjusted to reflect its current utilization rate of approximately 45% (based primarily on equipment utilization and square footage). In addition, Continental Emsco manufactures production equipment in plants in Oklahoma and Saskatchewan, Canada, both of which are owned, totaling 31,000 square feet of manufacturing space. Elastomeric and other products are manufactured in eleven facilities located in Texas totaling 273,000 square feet. The facilities of Continental Emsco are currently operating near their adjusted capacity on a book value basis.

         Continental Emsco's distribution facilities include a 52,000 square foot facility in Houston, Texas, which is leased, a 20,000 square foot facility in Alberta, Canada, which is owned, and a network of 93 oilfield supply stores, 80 of which are leased, and 14 sales offices, all of which are leased, principally in the oilfield regions of the United States and Canada (each of such stores ranging in size from 300 to 26,000 square feet).

         Generally, Continental Emsco's facilities are well maintained, considered adequate for their intended purposes and being utilized for their intended purposes.

PROPERTY ADDITIONS AND CAPITAL EXPENDITURES

    Capital expenditures and depreciation and amortization by business operation for the periods indicated are as follows:

                                                        1994                1993                1992
                                                     -----------         ------------         ----------
                                                                       (IN THOUSANDS)
Capital Expenditures
     Steel(1)   . . . . . . . . . . . . . . .           $233,936           $323,195           $311,015
     Energy Products(2)   . . . . . . . . . .              6,101              4,067              2,289
     Corporate  . . . . . . . . . . . . . . .                 --                 --                  8
                                                        --------           --------           --------
     Total  . . . . . . . . . . . . . . . . .           $240,037           $327,262           $313,312
                                                        ========           ========           ========

Depreciation and Amortization
     Steel  . . . . . . . . . . . . . . . . .           $241,764           $236,737           $207,819
     Energy Products  . . . . . . . . . . . .              3,430              3,550              4,798
     Corporate  . . . . . . . . . . . . . . .                 --                 --                827
                                                        --------           --------           --------
     Total  . . . . . . . . . . . . . . . . .           $245,194           $240,287           $213,444
                                                        ========           ========           ========

____________________
(1) The steel group expenditures during 1994, 1993 and 1992 were mainly to refurbish blast furnaces and for equipment and facilities, such as the DHCC project, which are designed to reduce cost, increase production efficiency and improve quality and for environmental control projects. Spending for environmental control projects constructed during 1994, 1993 and 1992 was $30,187,000, $41,045,000 and $30,380,000,
         respectively.

(2) The energy products operations expenditures during 1994, 1993 and 1992 were primarily for replacement of equipment and facilities capital maintenance projects.

ITEM 3.  LEGAL PROCEEDINGS.

         In addition to matters specifically discussed below, LTV is involved in various legal proceedings occurring in the normal course of its business. LTV cannot predict with certainty the outcome of any legal proceedings to which it is subject. However, in the opinion of LTV's management, adequate provision has been made for losses which are likely to result from these actions. To the extent that such reserves prove to be inadequate, LTV would incur a charge to earnings, which could have a material adverse effect on LTV's results of operations for the applicable period. The outcome of these proceedings, however, is not currently expected to have a material adverse effect on the financial position of LTV.

Joint Plan

         Remaining Proceedings Relating to Status of Claims. Aetna Casualty and Surety Company ("Aetna") filed 10 appeals to the U.S. District Court for the Southern District of New York ("District Court") from various orders of the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), including the order confirming the Joint Plan. The State of Minnesota ("Minnesota") filed an appeal to the same court. Both Aetna and Minnesota seek priority for certain of their claims that were classified as general unsecured claims under the Joint Plan, and, if they were to prevail on their appeals, they would seek cash payments for various claims that (i) were disallowed by the Bankruptcy Court or (ii) have received distributions of non-cash consideration (including stock, warrants and contingent value rights) in accordance with the Joint Plan. In January 1995, the District Court affirmed the Bankruptcy Court's decision denying administrative or excise tax priority to Aetna's claims based upon certain bonds totaling approximately $38 million of its aggregate $45 million of claims. Aetna has appealed such decision to the U.S. Court of Appeals for the Second Circuit. The remaining appeals have been briefed and argued but not decided by the District Court. If Aetna or Minnesota were to be successful on all of these appeals, they would seek payments, in addition to what they have already received, in the following amounts: (i) Aetna - approximately $27 million; and (ii) Minnesota - approximately $6 million.

         United States Trust Company of New York v. LTV Steel Company, Inc. On February 16, 1993, United States Trust Company of New York ("U.S. Trust") filed an appeal in the District Court seeking reversal of certain orders of the Bankruptcy Court and seeking recovery of interest on certain bonds issued by Youngstown Sheet and Tube Company ("YS&T"), a predecessor to LTV Steel. In the bankruptcy proceedings U.S. Trust had sought a declaratory judgment that the holders of such YS&T bonds were entitled to recover as part of their stipulated fully secured claim approximately $19.5 million in interest on unpaid installments of post-petition interest. The Bankruptcy Court granted that portion of LTV Steel's dismissal motion which challenged U.S. Trust's entitlement to interest on overdue installments of post-petition interest. U.S. Trust appealed this decision to the U.S. District Court for the Southern District of New York. On August 1, 1994, such District Court affirmed the decision of the Bankruptcy Court that the Company was not liable for the compound interest sought by U.S. Trust. U.S. Trust has appealed the decision to the U.S. Court of Appeals for the Second Circuit. In January 1995, the Company and U.S. Trust agreed tentatively, subject to approval by bondholders and the District Court, to settle the litigation for a $5.5 million payment by LTV Steel.

Trade Cases

         For information concerning trade cases covering flat rolled steel products and other steel products, see "Business--Trade Cases."

Certain Environmental Matters Not Resolved by Environmental Settlement
  Agreement or Corresponding State Environmental Agreements

         Other legal and administrative actions have been taken or are being threatened against LTV and its subsidiaries, as discussed below, by the EPA and the States of Indiana, Ohio, Illinois and Minnesota or their state and local environmental agencies for alleged violations of various federal, state and local environmental laws and regulations. These matters which relate to Owned Sites are not covered by the Environmental Settlement Agreement with the EPA and the state settlement agreements described in "Item 1. Business -- Environmental Matters"; accordingly, any liabilities resulting from these actions will be payable in full and not as general unsecured claims.

         EPA -- Pittsburgh Coke Plant. In June 1991, the EPA filed an action against LTV Steel alleging numerous violations of particulate and sulfur dioxide emission standards at its Pittsburgh coke plant. In April 1994, LTV Steel and the EPA entered into a settlement, pursuant to which LTV Steel later paid $900,000 in civil penalties and built certain capital projects at the coke plant.

         EPA -- Chicago Coke Battery. Following its issuance of a Notice of Violation ("NOV"), pursuant to Section 113(a)(1) of the Clean Air Act concerning emissions from the combustion stack of the Chicago coke battery, Region 5 of the EPA issued an NOV to LTV Steel for charging, pushing, door, off-take piping and lid emissions at the battery. Rehabilitative work to reduce combustion stack and pushing emissions at the battery will be completed in early 1995. Work to reduce the other emissions at the battery is complete. LTV Steel remains subject to maximum statutory civil penalties for past violations of air quality standards of $25,000 per day per violation.

         EPA -- Superfund Site. In July 1994, the EPA advised the Company that it had selected a partial remedy to remediate conditions at a Superfund site owned by the Company in Rochester Hills, Michigan. The remedy consists of placing a cap over waste materials at the site at an estimated cost to the Company of approximately $5 million. This amount has been fully reserved. The EPA will undertake a second phase feasibility study to determine what, if any, additional action needs to be taken with respect to ground water in the area. The EPA has also demanded reimbursement from the Company of response and oversight costs in the amount of $1.2 million. The Company is negotiating with the EPA regarding both the action to be taken at the site and the reimbursement of the agency's costs.

         State of Indiana. In October 1990, the Indiana Department of Environmental Management ("IDEM") filed a lawsuit against LTV Steel in the Lake County, Indiana Circuit Court alleging that water discharges from the Indiana Harbor Works have exceeded applicable standards at various times since 1986. IDEM has asked the court to enjoin LTV Steel from future violations of certain water quality statutes, permits and orders which IDEM alleges apply to water discharges and to order LTV Steel to pay a civil penalty of $25,000 per day of alleged past violations. IDEM has indicated publicly that it intends to seek $34 million in penalties in addition to certain work to prevent future discharges at the plant. LTV Steel believes it is in compliance with such regulations and is contesting IDEM's allegations of past violations. The parties are engaged in settlement discussions, and LTV Steel is seeking to resolve the matter for a payment substantially less than $34 million.

         IDEM has also issued NOV's to the Company relating to BOF precipitator stack fugitive emissions from the BOF roof monitors at the Company's Indiana Harbor Works. The Company is subject to a maximum statutory penalty of $25,000 per day for each violation.

         State of Ohio. In July 1993, the Ohio EPA alleged that LTV Steel violated the State of Ohio's air pollution control laws in connection with its operation of two coke plants at its Cleveland facilities. In August 1994, the Company and the Ohio EPA entered into a settlement agreement pursuant to which the Company paid $225,000 as a civil penalty and $8,580 in costs. These plants are no longer operating.

         State of Illinois. After notifying the Illinois EPA (the "IEPA") of the improper disposal of certain wastes, including hazardous wastes, at what formerly was the ore yard at LTV Steel's Chicago plant, LTV Steel removed the wastes and disposed of them as required by law. LTV Steel has completed the clean up of tar at the site. However, the IEPA could order additional work to be performed in other areas of the site; accordingly, final cost of the clean-up has not been determined.

         State of Minnesota. LTV Steel Mining Company and the State of Minnesota ("Minnesota") have entered into a consent decree which settles alleged violations by LTV Steel Mining Company of Minnesota's air quality regulations at LTV's power plant in Schroeder, Minnesota. LTV Steel Mining Company has taken the actions at the power plant required by the consent decree and paid a civil penalty of $285,000.

         U.S. Coast Guard -- Oil Spill. In June 1994, oil escaped from an intake channel at LTV Steel's Indiana Harbor works into the Indiana Harbor. Under the supervision of the U.S. Coast Guard, LTV Steel took emergency response actions to contain and clean up the oil spill. LTV Steel expects the U.S. Coast Guard will file claims against it for amounts aggregating less than $150,000.

Aerospace-Related Litigation

         Thomson Litigation. On August 3, 1992, the Company filed suit against Thomson CSF, S.A. ("Thomson"), in the Bankruptcy Court alleging that Thomson breached its promise to pay the Company $20 million in the event that Thomson was unable to purchase the missiles division from the Company by July 31, 1992 for reasons relating directly or indirectly to Thomson's failure to obtain certain U.S. government authorizations to purchase and operate such division. Thomson has denied the allegations and countersued for damages of not less than $250 million plus costs, expenses and attorneys fees, alleging that the Company breached the contract of sale for the missiles division by failing to use "reasonable efforts" to assist Thomson in obtaining the necessary government approvals. Thomson also claims the Company breached express and implied warranties under the purchase agreement by failing to disclose accurate information regarding certain security requirements for missiles division contracts and thereby fraudulently induced Thomson to enter into such agreement. The counterclaims also seek an order declaring that Thomson is not obligated to pay the Company the $20 million reverse break-up fee. In June 1993, the Bankruptcy Court granted the Company's motion for summary judgment as to Thomson's claims of breach of express and implied warranties and fraud. Thomson's claim that the Company breached the contract of sale is pending. In connection with the Joint Plan, LTV has provided a guarantee to contribute to a creditor trust up to $10 million from the proceeds received by the Company from this litigation, and to make up any shortfall if the amount received is less than $10 million, subject to certain offsets in LTV's favor in the event the proceeds from the McDonnell Douglas litigation described below exceed $15 million.

         McDonnell Douglas Litigation. On September 17, 1992, the Company filed an action in the District Court for Dallas County, Texas against McDonnell Douglas Corporation ("McDonnell Douglas") which seeks to collect $26.3 million owed to the Company under a technology transfer agreement and automatic riveting technology license agreement. On October 26, 1992, the action was removed to the U.S. District Court for the Northern District of Texas. On September 29, 1992, McDonnell Douglas filed an action in the U.S. District Court for the Central District of California against the Company alleging that the Company breached the two above- mentioned contracts as well as an alleged oral contract to provide additional consideration in the event that the value of the riveting technology subject to the license was determined to be less than $41.3 million. The complaint seeks an unspecified amount of damages for the alleged breaches as well as rescission of the contracts on the grounds of fraud and unilateral mistake of fact and the return of $15 million previously paid under the contracts. The parties have stipulated that this action be transferred to the

U.S. District Court for the Northern District of Texas. Any proceeds which the Company may receive from this litigation have been allocated under the Joint Plan to creditors as security for obligations of LTV relating to the proceeds in respect of the Thomson litigation and certain other obligations.

Inland Steel

         In July 1991, Inland Steel Company ("Inland") filed an action against LTV Steel and another domestic steel producer in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $600 million and an injunction against future infringement. LTV Steel in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, at a jury trial, LTV Steel was found to have infringed the patents. The District Court proceeding on the validity of the patents has been stayed informally pending the conclusion of proceedings in the U.S. Patent Office described below, and the decision on infringement is not appealable until the validity issue is tried. In July 1993, the U.S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of LTV Steel and another domestic steel producer, in essence concluding that the patents should not have been granted and are invalid. Inland filed a response which sought to have the U.S. Patent Office reverse its decision; however, in July 1994, the U.S. Patent Office affirmed its decision. Inland is entitled to a hearing before the Patent Office Board of Appeals, and any decision by the Board of Appeals would be subject to a federal judicial appeal.

Pension Related Litigation

         On September 23, 1993, a number of former salaried employees of LTV Steel's former Gadsden, Alabama facility filed a motion to reinstate a complaint in the U.S. District Court for the Northern District of Alabama. In November 1993, the District Court denied the motion to reinstate without prejudice to plaintiffs' right to petition for reinstatement of the claims asserted in the complaint to the extent such claims remain unadjudicated at the end of related judicial proceedings pending in the Southern District of New York. Various current or former officers, directors, employees and agents of LTV and LTV Steel, who are entitled to indemnification rights for costs of defense and judgment, if any, were named as defendants. Plaintiffs alleged, among other things, that they are owed "shutdown" benefits as a result of the sale of the Gadsden plant. Alleged liability is based on (i) ERISA, (ii) the Racketeering Influenced and Corrupt Organizations Act ("RICO"), (iii) fraud and
(iv) conspiracy. LTV estimates the dollar amount of the plaintiffs' claims relating to shutdown benefits to be approximately $4.3 million (without deduc ting offsets for amounts previously paid). However, any damages found under RICO are subject to trebling. A tentative settlement of the claims at less than $1 million has been reached with the counsel of the plaintiffs in this action.

Other Employee-Related Litigation

         During 1994, individuals filed 54 separate asbestos-related lawsuits in the U.S. District Court for the Northern District of Ohio against a past affiliate of LTV and approximately 100 other companies. Each plaintiff claims to have suffered bodily harm as a result of exposure to asbestos fibers while sailing on ships owned by such affiliate of LTV and alleges unspecified damages in excess of $50,000. In November 1994, the Company commenced a proceeding in the Bankruptcy Court seeking, among other things, a judgment declaring all such claims to be permanently barred as a result of the Company's bankruptcy proceedings which were concluded in June 1993.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

    "Shareholders' Information" on the inside back cover, Financial Summary on page 52 and Liquidity and Financial Resources on page 31 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA.

    "Financial Summary" on page 52 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    "Management's Discussion and Analysis" on pages 26 through 35 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The listing on page F-1 lists all financial statements which are filed as a part of this Report and which are incorporated herein by reference.

    "Quarterly Financial Information" on page 54 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.
                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to the directors of LTV to be included in LTV's Annual Proxy Statement for the 1995 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1995, is incorporated herein by reference. Information relating to the executive officers of LTV is included in "Item 1. Business--Executive Officers of the Registrant."

ITEM 11.     EXECUTIVE COMPENSATION.

    Information relating to management remuneration and transactions included in LTV's Annual Proxy Statement for the 1995 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to ownership of LTV stock by the directors and officers of LTV and owners of more than 5% of any class of LTV stock to be included in LTV's Annual Proxy Statement for the 1995 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1995, is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information relating to certain relationships and related transactions to be included in LTV's Annual Proxy Statement for the 1995 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

    (a)(1) and (2) List of Consolidated Financial Statements and Financial Statement Schedules.

    Reference is made to the listing preceding the financial statements and financial statement schedules attached hereto on page F-1 for a list of all financial statements and financial statement schedules filed as exhibits and part of this Report.

    (a)(3)     List of Exhibits.

    Reference is made to the listing in (c) below for a list of all other exhibits filed as part of this Report.

    (b)        Reports on Form 8-K.

               None to report.

    (c)        Exhibits.

    Certain of the exhibits to this Report are hereby incorporated by reference, as specified below, to other documents filed with the Commission by LTV. Exhibit designations below correspond to the numbers assigned to exhibit classifications in Regulation S-K.

    (d)        Financial Statement Schedules.

 The response to this portion of Item 14 is submitted as a separate section of this Report on page F-1.

         (2)-(1)                - The LTV Second Modified Joint Plan of
                                  Reorganization (incorporated herein by
                                  reference to Exhibit (28)(a)-(3) to LTV's
                                  Annual Report on Form 10-K for the Fiscal
                                  Year ended December 31, 1992, filed with the
                                  Commission (File No. 1-4368) on March 31,
                                  1993)

         (2)-(2)                - Confirmation Order of the United States
                                  Bankruptcy Court for the Southern District of New York entered on May 27, 1993, confirming the LTV Second Modified Joint Plan of Reorganization (which includes, as Exhibit C to the Confirmation Order, amendments to the LTV Second Modified Joint Plan of Reorganization) (incorporated herein by reference to Exhibit 2(2) to LTV's Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on June 7, 1993)

         (3)-(1)                - Restated Certificate of Incorporation of LTV
                                  dated June 28, 1993 (incorporated herein by reference to Exhibit 3.1 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

         (3)-(2)                - Certificate of Designations for Series B
                                  Preferred Stock (incorporated herein by
                                  reference to Exhibit 4 to SMI America, Inc.'s 13D Filing)

         (3)-(3)                - Amended and Restated By-laws of LTV effective
                                  June 28, 1993 (incorporated herein by
                                  reference to Exhibit D to The LTV Second
                                  Modified Disclosure Statement and Joint Plan of Reorganization, which is Exhibit (28)(a)-
                                  (3) to the Company's Annual Report on Form
                                  10-K for the Fiscal Year ended December 31,
                                  1992, filed with the Commission (File No.
                                  1-4368) on March 31, 1993)

         (10)-(1)               - LTV Executive Benefit Plan as amended and
                                  restated effective January 1, 1985
                                  (incorporated herein by reference to Exhibit
                                  (10)(c)-(2) to LTV's Report on Form 10-K for the year ended December 31, 1985)

         (10)-(2)               - Amendment to LTV Executive Benefit Plan
                                  adopted November 20, 1987 (incorporated
                                  herein by reference to Exhibit (10)(c)-(3) to LTV's Report on Form 10-K for the year ended December 31, 1987)

         (10)-(3)               - LTV Excess Benefit Plan dated as of January
                                  1, 1985 (incorporated herein by reference to Exhibit (10)(c)-(5) to LTV's Report on Form 10-K for the year ended December 31, 1984)

         (10)-(4)               - LTV Key Employee Retention Plan adopted
                                  February 5, 1988 (incorporated herein by reference to Exhibit (10)(c)-(9) to LTV's Report on Form 10-K for the year ended December 31, 1987)

         (10)-(5)               - Employment Agreement dated February 1, 1991,
                                  between LTV and David H. Hoag (incorporated herein by reference to Exhibit (10)(c)-(9) to LTV's Report on Form 10-K for the year ended December 31, 1990)

         (10)-(6)               - Settlement Agreement dated as of June 28,
                                  1993 between LTV, the PBGC, the Initial LTV
                                  Group (as defined in the Settlement
                                  Agreement) and LTV, as Administrator of the
                                  Restored Plans (incorporated herein by
                                  reference to Exhibit 10.10 to LTV's Report on Form 10-Q for the quarter ended June 30,
                                  1993)

         (10)-(7)               - Assignment, Pledge and Security Agreement
                                  dated as of June 28, 1993 between LTV Steel
                                  Company, Inc. and the PBGC (incorporated herein by reference to Exhibit 10.11 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(8)               - Securities Purchase Agreement dated as of May
                                  26, 1993 by and among LTV, LTV Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to Exhibit 2 to SMI America, Inc.'s 13D Filing)

         (10)-(9)               - Common Stock Registration Rights Agreement
                                  dated as of June 28, 1993 by and between LTV and SMI America, Inc. (incorporated herein by reference to Exhibit 5 to SMI America, Inc.'s 13D Filing)

         (10)-(10)              - Consultation and Management Participation
                                  Agreement dated as of June 28, 1993 between LTV and Sumitomo Metal Industries, Ltd. (incorporated herein by reference to Exhibit 6 to SMI America, Inc.'s 13D Filing)

         (10)-(11)              - L-S Exchange Right and Security Agreement
                                  dated as of June 28, 1993 by and among
                                  LTV/EGL Holding Company, Sumikin EGL Corp.,
                                  LTV, SMI America Inc., and Sumitomo Metal USA Corporation (incorporated herein by reference to Exhibit 7 to SMI America, Inc.'s 13D Filing)

         (10)-(12)              - Letter of Credit Agreement dated as of
                                  October 12, 1994 among LTV Steel Company,
                                  Inc., Continental Emsco Company, LTV Steel
                                  Mining Company, LTV Steel Tubular Products
                                  Company, LTV, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(12) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(13)              - Subsidiary Guaranty dated as of October 12,
                                  1994 by Georgia Tubing Corporation,
                                  Youngstown Erie Corporation, Erie B
                                  Corporation and Erie I Corporation for the benefit of BT Commercial Corporation as agent (incorporated herein by reference to Exhibit
                                  (10)-(13) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(14)              - Collateral Account Agreement dated as of
                                  October 12, 1994 among LTV Steel Company,
                                  Inc., Continental Emsco Company, LTV Steel
                                  Mining Company, LTV Steel Tubular Products,
                                  LTV and BT Commercial Corporation as
                                  collateral agent (incorporated herein by reference to Exhibit (10)-(14) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(15)              - Inventory Security Agreement dated as of June
                                  28, 1993 and amended and restated as of
                                  October 12, 1994 among LTV, LTV Steel
                                  Company, Inc., LTV Steel Mining Company,
                                  Continental Emsco Company, LTV Steel Tubular
                                  Products Company and BT Commercial
                                  Corporation as agent (incorporated herein by reference to Exhibit (10)-(15) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(16)              - Inventory Intercreditor Agreement dated as of
                                  June 28, 1993 and amended and restated as of October 12, 1994 among BT Commercial Corporation as agent for the Lenders and SMI America, Inc. as agent for the Noteholders (incorporated herein by reference to Exhibit
                                  (10)-(16) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(17)              - Intercreditor Collateral Account Agreement
                                  dated as of October 12, 1994 by and among LTV Steel Company, Inc., LTV and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(17) to LTV's Report on Form 10-Q for the quarter ended September 30,
                                  1994)

         (10)-(18)              - Pledge Agreement dated as of October 12, 1994
                                  between LTV, LTV Steel Company, Inc.,
                                  Continental Emsco Company, LTV Steel Tubular
                                  Products Company, Georgia Tubing Corporation and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(18) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(19)              - Amended and Restated Subordination Agreement
                                  dated as of June 28, 1993 and amended and
                                  restated as of October 12, 1994 among the
                                  PBGC, BT Commercial Corporation and Chemical
                                  Bank (incorporated herein by reference to
                                  Exhibit (10)-(19) to LTV's Report on Form
                                  10-Q for the quarter ended September 30,
                                  1994)

         (10)-(20)              - Amendments Nos. 1 and 2 to the Securities
                                  Purchase Agreement dated as of May 26, 1993 among LTV, LTV Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to Exhibit (10)-(20) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(21)              - Amendments Nos. 1 through 4 to the Settlement
                                  Agreement dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit
                                  (10)-(21) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(22)              - Revolving Credit Agreement dated as of
                                  October 12, 1994 among LTV Sales Finance
                                  Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent (incorporated herein by reference to Exhibit
                                  (10)-(22) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(23)              - Receivables Purchase and Sale Agreement dated
                                  as of October 12, 1994 among LTV, LTV Steel
                                  Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing Corporation and LTV Sales Finance Company (incorporated herein by reference to Exhibit (10)-(23) to LTV's Report on Form 10-Q for the quarter ended September 30,
                                  1994)

         (10)-(24)              - Accession Agreement dated as of October 12,
                                  1994 among LTV Sales Finance Company, the financial institutions listed on the signature pages thereof, the issuing bank named thereon, and Bankers Trust Company as facility agent and collateral agent (incorporated herein by reference to Exhibit
                                  (10)-(24) to LTV's Report on Form 10- Q for the quarter ended September 30, 1994)

         (10)-(25)              - Trust Termination Acknowledgment and
                                  Agreement, dated October 12, 1994, between
                                  LTV Sales Finance Company and Wilmington
                                  Trust Company (incorporated herein by
                                  reference to Exhibit (10)-(25) to LTV's
                                  Report on Form 10-Q for the quarter ended
                                  September 30, 1994)

         (10)-(26)              - Assignment and Transfer Agreement, dated as
                                  of October 12, 1994, by and between LTV
                                  Master Receivables Trust and LTV Sales
                                  Finance Company (incorporated herein by
                                  reference to Exhibit (10)-(26) to LTV's
                                  Report on Form 10-Q for the quarter ended
                                  September 30, 1994)

         (10)-(27)              - Collateral Trust Agreement dated as of May
                                  25, 1993 among LTV, LTV Steel Company, Inc.,
                                  United Steelworkers of America and Bank One
                                  Ohio Trust Company, NA, as Collateral Trustee (incorporated herein by reference to Exhibit
                                  10.33 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(28)              - Open--2nd Mortgage, Security Agreement and
                                  Fixture Filing dated as of June 28, 1993 by
                                  LTV Steel Company, Inc. to Bank One Ohio
                                  Trust Company, N.A. (incorporated herein by
                                  reference to Exhibit 10.34 to LTV's Report on Form 10-Q for the quarter ended June 30,
                                  1993)

         (10)-(29)              - License Agreement dated as of June 28, 1993
                                  between LTV Steel Company, Inc. and Bank One
                                  Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit 10.35 to LTV's Report on Form 10-Q for the quarter ended June 30,
                                  1993)

         (10)-(30)              - Warrant Agreement dated as of June 28, 1993
                                  between LTV and Society National Bank, as
                                  Warrant Agent (incorporated herein by
                                  reference to Exhibit 10.37 to LTV's Report on Form 10-Q for the quarter ended June 30,
                                  1993)

         (10)-(31)              - Settlement Agreement and Stipulated Order on
                                  behalf of the United States of America on behalf of the United States Environmental Protection Agency approved by the United States Bankruptcy Court Southern District of New York (the "Court") on April 15, 1993 and supplemented by Exhibit 10.38 below (incorporated herein by reference to Exhibit
                                  10.38 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(32)              - Second Settlement Agreement and Stipulated
                                  Order supplementing 10.36 above and approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.39 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(33)              - Settlement Agreement and Stipulated Order on
                                  behalf of the State of Minnesota approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.39 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(34)              - Settlement Agreement and Stipulated Order on
                                  behalf of the State of Indiana on behalf of the Indiana Department of Environmental Management approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.40 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(35)              - Settlement Agreement and Stipulated Order on
                                  behalf of the State of New York and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.42 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(36)              - Settlement Agreement and Stipulated Order on
                                  behalf of the State of Connecticut and
                                  approved by the Court on May 19, 1993
                                  (incorporated herein by reference to Exhibit
                                  10.43 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(37)              - Settlement Agreement and Stipulated Order on
                                  behalf of the Commonwealth of Pennsylvania and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit
                                  10.44 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(38)              - Settlement Agreement and Stipulated Order on
                                  behalf of the State of Ohio on behalf
                                  of the Ohio Environmental Protection Agency and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit
                                  10.45 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(39)              - Settlement Agreement and Stipulated Order on
                                  behalf of the State of Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.46 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(40)              - Closing Agreement Between LTV, its
                                  subsidiaries and the Commissioner of Internal Revenue as filed with the United States Bankruptcy Court for the Southern District of New York on May 14, 1993 (incorporated herein by reference to Exhibit 10.47 to LTV's Report on Form 10-Q for the quarter ended June 30,
                                  1993)

         (10)-(41)              - The LTV Corporation Non-Employee Directors
                                  Stock Option Plan adopted on October 22, 1993 (incorporated herein by reference to Exhibit
                                  10.49 to Amendment No. 2 to LTV's
                                  Registration Statement on Form S-1
                                  [Registration No. 33-50217])

         (10)-(42)              - Amendment to LTV Executive Benefit Plan
                                  adopted October 22, 1993 (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(43)              - LTV Executive Benefit Trust Agreement
                                  approved on October 22, 1993 (incorporated herein by reference to Exhibit 10.51 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(44)              - The LTV Corporation Supplemental Management
                                  Retirement Plan adopted on October 22, 1993
                                  (incorporated herein by reference to Exhibit
                                  10.52 to Amendment No. 2 to LTV's
                                  Registration Statement on Form S-1
                                  [Registration No. 33-50217])

         (10)-(45)              - The LTV Corporation Supplemental Management
                                  Retirement Trust Agreement approved on
                                  October 22, 1993 (incorporated herein by reference to Exhibit 10.53 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(46)              - The LTV Corporation Management Incentive
                                  Program as amended on January 28, 1994
                                  (incorporated herein by reference to Exhibit
                                  (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1993)

         (10)-(47)              - Amendment to The LTV Corporation Supplemental
                                  Management Retirement Plan adopted on January 28, 1994 (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1993)

         (10)-(48)              - Amendment to LTV Executive Benefit Plan
                                  adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(49)              - Amendment to The LTV Corporation Management
                                  Incentive Program adopted October 28, 1994
                                  (incorporated herein by reference to Exhibit
                                  (10)-(49) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(50)              - Amendment to The LTV Corporation Non-Employee
                                  Directors Stock Option Plan adopted October
                                  28, 1994 (incorporated herein by reference to Exhibit (10)-(50) to LTV's Report on Form
                                  10-Q for the quarter ended September 30, 1994)

         (10)-(51)              - Amendment to The LTV Corporation Supplemental
                                  Management Retirement Plan adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form
                                  10-Q for the quarter ended September 30, 1994)

         (10)-(52)              - The LTV Corporation Non-Employee Directors'
                                  Equity Compensation Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No. 33-56857])

         (10)-(53)              - The LTV Corporation Non-Employee Directors'
                                  Deferred Compensation Plan (filed herewith)

         (10)-(54)              - The LTV Corporation Executive Deferred
                                  Compensation Plan (filed herewith)

         (10)-(55)              - Amendment No. 5 to the Settlement Agreement
                                  dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group and LTV, as Administrator of the Restored Plans (filed herewith)

         (10)-(56)              - The Hourly Employee Stock Payment Alternative
                                  Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No. 33-56861])

         (11)                   - Statement re Computation of Per Share
                                  Earnings (filed herewith)

         (13)                   - Portions of the 1994 Annual Report to
                                  Shareholders incorporated into this Report by reference (filed herewith)

         (21)                   - List of subsidiaries (filed herewith)

         (23)                   - Consent of Ernst & Young LLP (filed herewith)

         (27)                   - Financial Data Schedule (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, Ohio, as of the 24th day of February 1995.
                                                   THE LTV CORPORATION



                                                   By     GLENN J. MORAN
                                                      ------------------
                                                        (Glenn J. Moran)



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                                             Title Date
         ---------                                             ----- ----
/s/ DAVID H. HOAG               Chairman of the Board, President                February 24, 1995
- -----------------               Chief Executive Officer and Director
   (David H. Hoag)              (Principal Executive Officer)



/s/ ARTHUR W. HUGE              Senior Vice President and Chief                 February 24, 1995
- ------------------                Financial Officer
   (Arthur W. Huge)             (Principal Financial Officer and
                                  Principal Accounting Officer)



/s/ WILLIAM C. ARMBRUSTER       Vice President and Controller                   February 24, 1995
- -------------------------
   (William C. Armbruster)



/s/ EDGAR L. BALL               Director                                        February 24, 1995
- -----------------
 (Edgar L. Ball)

/s/ DR. COLIN C. BLAYDON        Director                                        February 24, 1995
- ------------------------
(Dr. Colin C. Blaydon)



/s/ WILLIAM H. BRICKER          Director                                        February 24, 1995
- ----------------------
(William H. Bricker)



         Signature                              Title                                     Date
         ---------                              -----                                     ----
/s/ JOHN C. EVANS                               Director                                   February 24, 1995
- -----------------
   (John C. Evans)



/s/ JOHN E. JACOB                               Director                                   February 24, 1995
- -----------------
   (John E. Jacob)



/s/ EDWARD C. JOULLIAN, III                     Director                                   February 24, 1995
- ---------------------------
   (Edward C. Joullian, III)



/s/ M. THOMAS MOORE                             Director                                   February 24, 1995
- -------------------
   (M. Thomas Moore)



/s/ HAROLD A. POLING                            Director                                   February 24, 1995
- --------------------
   (Harold A. Poling)



/s/ VINCENT A. SARNI                            Director                                   February 24, 1995
- --------------------
   (Vincent A. Sarni)



/s/ SAMUEL K. SKINNER                           Director                                   February 24, 1995
- ---------------------
   (Samuel K. Skinner)



/s/ DR. PAUL G. STERN                           Director                                   February 24, 1995
- --------------------
   (Dr. Paul G. Stern)



/s/ STEPHEN B. TIMBERS                          Director                                   February 24, 1995
- ----------------------
   (Stephen B. Timbers)



/s/ FARAH M. WALTERS                            Director                                   February 24, 1995
- --------------------
   (Farah M. Walters)