Form 10-Q
period 1995-03-31
LTV CORP
filed 1995-05-03
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1995                     Commission File No. 1-4368



                              THE LTV CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                       75-1070950
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)


           25 West Prospect Avenue
               Cleveland, Ohio                                    44115
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:            216/622-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes      X       No
                                                       ---------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                             104,774,948 shares of common stock
                                             ----------------------------------
                                                   (as of April 21, 1995)

                                                         PART I.  FINANCIAL INFORMATION
                                                          ITEM 1.  FINANCIAL STATEMENTS
                                                               THE LTV CORPORATION
                                                        CONSOLIDATED STATEMENT OF INCOME
                                                      (in millions, except per share data)
                                                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                          -------------------------------------
                                                                               1995                   1994
                                                                          -------------           -------------
      NET SALES                                                           $    1,161.5            $   1,064.9

      Operating costs and expenses:
         Cost of products sold                                                   974.8                  938.1
         Depreciation and amortization                                            65.4                   62.1
         Selling, general and administrative                                      46.6                   46.3
                                                                          ------------            -----------
             Total                                                             1,086.8                1,046.5
                                                                          ------------            -----------

      OPERATING INCOME                                                            74.7                   18.4

      Interest expense                                                            (3.3)                  (5.3)
      Interest and other income                                                   11.3                    4.1
                                                                          ------------            -----------

      Income before income taxes                                                  82.7                   17.2

      Income tax provision:
         Taxes (payable) refundable                                               (0.5)                   4.1
         Taxes not payable in cash                                               (31.0)                  (6.0)
                                                                          ------------            -----------
             Total                                                               (31.5)                  (1.9)
                                                                          ------------            -----------


             NET INCOME                                                   $       51.2            $      15.3
                                                                          ============            ===========

      EARNINGS PER SHARE:
         Primary                                                          $       0.47            $      0.16
                                                                          ============            ===========
         Fully diluted                                                    $       0.46            $      0.16
                                                                          ============            ===========






_____________

See notes to consolidated financial statements.


                                                               THE LTV CORPORATION
                                                           CONSOLIDATED BALANCE SHEET
                                                        (in millions, except share data)

                                                                                 March 31,             December 31,
                                                                                    1995                   1994
                                                                               ---------------        ---------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                    $    274.1             $     335.4
    Marketable securities                                                             362.6                   357.5
                                                                                 ----------             -----------
                                                                                      636.7                   692.9
    Receivables, less allowance for doubtful accounts                                 487.6                   518.4
    Inventories:
         Products                                                                     636.8                   573.5
         Materials, purchased parts and supplies                                      215.6                   247.2
                                                                                 ----------             -----------
             Total inventories                                                        852.4                   820.7
    Prepaid expenses, deposits and other                                               34.2                    35.8
                                                                                 ----------             -----------
             Total current assets                                                   2,010.9                 2,067.8
                                                                                 ----------             -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS                                               278.5                   313.4
PROPERTY, PLANT AND EQUIPMENT                                                       3,538.3                 3,508.6
    Less allowance for depreciation                                                  (360.1)                 (300.6)
                                                                                 ----------             -----------
             Total property, plant and equipment                                    3,178.2                 3,208.0
                                                                                 ----------             -----------
                                                                                 $  5,467.6             $   5,589.2
                                                                                 ==========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             $    268.4             $     286.9
    Accrued employee compensation and benefits                                        403.5                   401.2
    Other accrued liabilities                                                         198.3                   191.5
                                                                                 ----------             -----------
             Total current liabilities                                                870.2                   879.6
                                                                                 ----------             -----------
NONCURRENT LIABILITIES
    Long-term debt                                                                    191.9                   190.3
    Postemployment health care and other insurance benefits                         1,654.1                 1,646.1
    Pension benefits                                                                  977.4                 1,138.7
    Other                                                                             435.2                   451.7
                                                                                 ----------             -----------
             Total noncurrent liabilities                                           3,258.6                 3,426.8
                                                                                 ----------             -----------
SHAREHOLDERS' EQUITY
    Convertible preferred stock (stated value $50.0 million)                            0.5                     0.5
    Common stock (par value of $0.50 per share)                                        53.0                    53.0
    Additional paid-in capital                                                        877.0                   872.8
    Retained earnings                                                                 417.4                   366.7
    Minimum pension liability adjustment                                               (5.8)                   (5.8)
    Other                                                                              (3.3)                   (4.4)
                                                                                 ----------             -----------
             Total shareholders' equity                                             1,338.8                 1,282.8
                                                                                 ----------             -----------
                                                                                 $  5,467.6             $   5,589.2
                                                                                 ==========             ===========




_____________
See notes to consolidated financial statements.



                                                               THE LTV CORPORATION
                                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  (in millions)
                                                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 ------------------------------------
                                                                                     1995                    1994
                                                                                 -------------          -------------
OPERATING ACTIVITIES
      Net income                                                                 $       51.2           $        15.3
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Proceeds from antitrust litigation                                               -                     171.0
         Depreciation and amortization                                                   65.4                    62.1
         Income tax provision not payable in cash                                        31.0                     6.0
         Defined benefit pension expense                                                 29.0                    28.0
         Changes in assets and liabilities                                              (19.8)                    6.5
         Other                                                                           10.0                     3.1
                                                                                 ------------           -------------
               Net cash provided by operating activities                                166.8                   292.0
                                                                                 ------------           -------------

INVESTING ACTIVITIES
      Property additions, excluding capitalized lease assets                            (37.5)                  (41.1)
      Proceeds from dispositions of businesses and property                               5.1                     5.4
      Net purchases of marketable securities                                             (5.1)                    -
      Other                                                                              (5.2)                   (3.7)
                                                                                 ------------           -------------
               Net cash used in investing activities                                    (42.7)                  (39.4)
                                                                                 ------------           -------------

FINANCING ACTIVITIES
      Pension funding to restored plans                                                (184.4)                 (221.0)
      Principal payments on long-term debt                                               (0.5)                   (0.4)
      Preferred dividends paid                                                           (0.6)                   (0.6)
      Other                                                                               0.1                     -
                                                                                 ------------           -------------
               Net cash used in financing activities                                   (185.4)                 (222.0)
                                                                                 ------------           -------------
Net increase (decrease) in cash and cash equivalents                                    (61.3)                   30.6

Cash and cash equivalents at beginning of period                                        335.4                   406.3
                                                                                 ------------           -------------
Cash and cash equivalents at end of period                                       $      274.1           $       436.9
                                                                                 ============           =============






__________
See notes to consolidated financial statements.



                              THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995



NOTE (1) - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform with the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1994 included in the LTV Annual Report to Shareholders incorporated by reference into the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE (2) - The Company's income tax provision was $31.5 million in the first quarter of 1995 compared with $1.9 million in 1994. The effective tax rate of 11% in the first quarter of 1994 reflects the Company reaching a settlement on certain state income tax issues and recording a benefit of $5.0 million. Included in the 1995 and 1994 first quarter income tax provisions are federal and state income tax expense amounts of $31.0 million and $6.0 million, respectively, which do not result in cash payments. Such amounts were reflected as reductions to the Company's intangible asset, which was reduced to zero in the first quarter of 1995, and subsequent amounts are being reported as increases to the additional paid-in capital account of shareholders' equity.
As benefits of the Company's pre-reorganization net deferred tax assets are realized, the Company's actual income tax cash payments will continue to be less than the financial statement income tax expense amount.

NOTE (3) - The primary earnings per share calculation for the first quarter of 1995 was based on average common and common equivalent shares outstanding of
108.7 million. Common equivalent shares primarily included Common Stock that is issuable in exchange for the Series B Preferred Stock. The fully diluted earnings per share calculation for the first quarter of 1995 was based on average fully diluted shares outstanding of 113.9 million. Fully diluted shares were determined by increasing the primary shares outstanding to reflect the Common Stock issuable upon conversion of the convertible notes.

   Primary and fully diluted earnings per share calculations for the quarter ended March 31, 1994 were based on average shares outstanding of 91.8 million during the period. Potentially dilutive securities were not included in the primary and fully diluted shares used for the earnings per share calculations because they would have been antidilutive.

NOTE (4) - Supplemental cash flow information is presented as follows (in millions):

                                                      Three Months Ended
                                                          March 31,
                                            --------------------------------------
                                                1995                     1994
                                            ------------             -------------
Interest payments                             $    0.9                 $    2.2
Income tax payments                                0.4                      0.5
Capitalized interest                               1.8                      1.1
Capitalized lease obligations incurred             0.3                      0.6
Marketable securities:
    Purchases                                    837.8                      -
    Unrealized gains                               1.0                      -
    Sales and maturities                         833.7                      -


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                 Three Months Ended
                                                     March 31,
                                   ----------------------------------------------
                                       1995                              1994
                                   ------------                      ------------
                                                   (in millions)
Sales:
  Steel                            $    1,084.9                      $      995.1
  Energy products                          76.8                              70.8
  Sales between segments                   (0.2)                             (1.0)
                                   ------------                      ------------
      Total                        $    1,161.5                      $    1,064.9
                                   ============                      ============

Operating income (loss):
  Steel                            $       76.9                      $       21.0
  Energy products                           0.9                              (0.3)
  Corporate                                (3.1)                             (2.3)
                                   ------------                      ------------
      Operating income                     74.7                              18.4

Interest expense                           (3.3)                             (5.3)
Interest and other income                  11.3                               4.1
Income tax provision                      (31.5)                             (1.9)
                                   ------------                      ------------

      Net income                   $       51.2                      $       15.3
                                   ============                      ============


RESULTS OF OPERATIONS - FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

Steel
- -----

   Steel sales of $1.08 billion in the first quarter of 1995 increased by $90 million (9%) from the first quarter of 1994. First quarter 1995 steel shipments of 1.97 million tons increased by 31,000 tons (2%) from the first quarter of 1994. The improvements reflected a more favorable pricing environment and increased demand from the Company's major markets.

   Hot and cold flat rolled product sales of $546.5 million were approximately 7% higher in the first quarter of 1995 over 1994, reflecting a 1% increase in shipments and an increase in average selling prices. Galvanized product sales of $330.5 million were 13% higher in the first quarter of 1995, reflecting a 3% increase in shipments and an increase in average selling prices. Tin mill product sales of $96.8 million were 1% higher in the first quarter of 1995, reflecting a 3% decrease in shipments offset by an increase in average selling prices. Tubular product sales of $81.8 million, consisting primarily of electrical conduit, electric weld pipe and welded tubing, were 22% higher in the first quarter of 1995, reflecting a 16% increase in shipments and an increase in average selling prices. Nonsteel sales in the first quarter of 1995 of $29.3 million were $1.3 million higher than the first quarter of 1994.

   Raw steel production of 2.20 million tons in the first quarter of 1995 increased by 173,000 tons (9%) compared with the first quarter of 1994. The average operating rate at the Company's steelmaking facilities during the first quarter of 1995 was 107% compared with 99% in 1994. Production in the 1994 first quarter was impacted by the extremely cold weather conditions experienced at the operating units.

   The operating income in the first quarter of 1995 was $76.9 million, an improvement of $55.9 million from the 1994 first quarter. The improvement in operating income was primarily due to higher average selling prices, improved marketing strategies, increased shipments and the impact of productivity initiatives. The 1995 results were favorably impacted by operating performance improvements achieved through the Cleveland Works' continuous steel casting and rolling complex which became fully operational in the second quarter of 1994, partially offset by additional costs related to the June 1994 labor agreement with the United Steelworkers of America ("USWA"). The 1994 results were favorably impacted by gains related to various tax settlements and divestitures, partially offset by additional costs related to extremely cold weather conditions.

Energy Products
- ---------------

   Sales of $77 million for the first quarter of 1995 were $6 million higher than sales in the first quarter of 1994. The group reported operating income of $0.9 million for the first quarter of 1995 versus an operating loss of $0.3 million for the first quarter of 1994. The improvement in operating income was due to higher sales and lower selling, general and administrative expenses.

Corporate
- ---------

   Corporate expenses in the first quarter of 1995 of $3.1 million were $0.8 million more than in the first quarter of 1994, primarily due to the receipt of a Texas franchise tax refund of $0.6 million in the first quarter of 1994.


RESULTS OF OPERATIONS - OTHER ITEMS

Interest Expense
- ----------------

   Interest expense of $3.3 million in the first quarter of 1995 decreased by $2.0 million from the first quarter of 1994. The decrease in interest expense resulted primarily from a reduction in fees on credit facilities and an increase in the amount of interest capitalized in the first quarter of 1995 versus the first quarter of 1994.

Interest and Other Income
- -------------------------

   Interest and other income of $11.3 million in the first quarter of 1995 increased by $7.2 million from the first quarter of 1994 primarily due to higher interest income because of higher invested cash and marketable securities' balances and higher interest rates.

Income Taxes
- ------------

   For information regarding income taxes, see Note (2) to the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's sources of liquidity include cash and cash equivalents, marketable securities, cash from operations, amounts available under credit facilities and other external sources of funds. Management believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, investments in a joint venture, pensions and postemployment health care.

   During the first three months of 1995, cash provided by operating activities amounted to $166.8 million. Major uses of cash during the first three months of 1995 consisted primarily of contributions to the Company's restored pension plans of $184.4 million and capital expenditures of $37.5 million. The Company's pension plan contributions increased funding levels to approximately 65%. Since December 31, 1994, total cash, cash equivalents and marketable securities have decreased by $56.2 million to $636.7 million at March 31, 1995.

   The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At March 31, 1995, no borrowings were outstanding and letters of credit outstanding amounted to $25.8 million under this facility. The Company's letter of credit facility is a separate credit facility that provides for the issuance of up to $150 million in letters of credit. At March 31, 1995, letters of credit totaling $88.2 million were outstanding under this facility.

   The Company's long-term debt and credit facilities agreements contain various covenants which require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation, place certain restrictions on payments of dividends, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive covenant, $40.7 million of retained earnings are available for Common Stock dividend payments at March 31, 1995. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

   A 1993 agreement with the USWA provided that a portion of the requirements with respect to certain postemployment benefits would be secured by a junior lien ($200 million at March 31, 1995 and increasing to $250 million on June 28, 1995) on collateral with an unencumbered fair market value of at least $500 million. The initial security was provided by the grant of a mortgage on facilities having a carrying value of approximately $500 million.

   LTV competes directly with domestic and foreign integrated flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood which sometimes can be substituted for flat rolled carbon steel in manufacturing and construction. LTV also competes with minimills which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces. Their participation in steel markets has traditionally been limited to structural, plate, bar and rod products. Recently developed thin slab casting technologies have allowed minimills to enter certain flat rolled markets which have traditionally been supplied by integrated producers. Certain companies, including Trico Steel Company, L.L.C. ("Trico"), a 50% LTV-owned venture with Sumitomo Metal Industries, Ltd. and British Steel plc, have begun construction of, announced plans for, or have indicated that they are evaluating whether to construct additional minimills to produce flat rolled products. LTV will continue to require substantial funds in future years to maintain and improve its steel operations in order to compete with steel substitutes, minimills and other fully integrated steelmakers. Capital expenditures for the three months ended March 31, 1995 totaled $37.5 million and for the full year are estimated to total $235 million. LTV's investment in Trico for the three months ended March 31, 1995 totaled $0.9 million and for the full year is estimated to total $120 million.

ENVIRONMENTAL LIABILITIES AND RELATED COSTS

   LTV is subject to changing and increasingly stringent environmental standards and laws concerning air emissions, water discharges and waste disposal in the normal course of conducting its business. The Company spent approximately $1.9 million during the first three months of 1995 for environmental clean-up and related matters at operating and idled facilities, and at March 31, 1995, has a recorded liability of $104.3 million for known and identifiable environmental and related matters. The Company also spent approximately $3.5 million in the first three months of 1995 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $40 million annually in capital expenditures during the next five years to meet environmental standards.

   Estimates for future costs required for environmental compliance are difficult to determine due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements and the availability of new technologies. If any of the Company's facilities are unable to meet required environmental standards, those operations could be temporarily or permanently closed. The effect of the outcome of these matters on the Company's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position of the Company.


OTHER MATTERS

   The Company is continuing a comprehensive review relating to the redesign of its business processes to strengthen customer focus and improve productivity. LTV expects that this review will identify many current processes which can be improved to enhance customer value, and that the resulting process redesigns will lead to a reduction in the number of employees and future ongoing expense levels. Until such study is complete, LTV is unable to determine the amount and timing of potential future cost savings or charges related to the effects of this effort.

   As announced in January 1995, LTV has been working with an outside advisor to examine strategic alternatives for its energy products segment, Continental Emsco Company. These alternatives could include the possible sale or merger of the business with other entities. Several entities have submitted proposals for the purchase of Continental Emsco Company, and discussions are underway with principals of these firms which will allow LTV to evaluate which options are in the long-term best interest of its shareholders.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS.

IDEM - Indiana Harbor Works

     In April 1995, LTV Steel Company, Inc., a wholly owned subsidiary of the Company, received a Notice of Violation ("NOV") issued by the Indiana Department of Environmental Management ("IDEM") which alleges that releases of contaminants onto and beneath the ground have occurred at the Indiana Harbor Works in violation of applicable environmental regulations. IDEM is seeking to have the subsidiary undertake a comprehensive remediation program to clean up the alleged on-ground and below ground contamination at the facility. The NOV is broad-based and, depending upon the nature of the remediation program that might be imposed upon the subsidiary and IDEM's authority to require a comprehensive clean-up, the cost of such work could be substantial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The annual meeting of stockholders was held April 28, 1995. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1.  All five nominees for director listed in the proxy statement were elected.

Name                       Votes For                   Votes Withheld
- ----                       ---------                   --------------
Colin C. Blaydon           88,351,256                  786,873
William H. Bricker         88,306,955                  831,174
M. Thomas Moore            88,340,240                  797,889
Harold A. Poling           88,319,447                  818,682
Vincent A. Sarni           88,313,499                  824,630

2. The proposal to approve The LTV Corporation Non-Employee Directors' Equity Compensation Plan passed. (For 85,660,336; against 2,966,566; abstained 511,227)

3. The proposal to approve The LTV Corporation Non-Employee Directors' Deferred Compensation Plan passed. (For 85,112,620; against 3,453,120; abstained 572,389)

4. The proposal to approve The LTV Corporation Executive Deferred Compensation Plan passed. (For 85,416,793; against 3,181,584; abstained 539,752)

5. The proposal to ratify the selection of Ernst & Young as LTV's outside auditors for 1995 passed. (For 88,173,344; against 654,033; abstained 310,752)

6. The stockholder proposal to make revisions in the Company's confidential voting policy did not pass (For 25,950,674; against 50,251,404; broker non-vote 11,395,439; abstained 1,540,612)

ITEM 5.  OTHER INFORMATION

Required Approval for Certain Purchases of
Common Stock and Series A Warrants

     For the purpose of preserving LTV's ability to utilize certain favorable tax attributes, Article Ninth of LTV's Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of Common Stock or Series A Warrants that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above. A person's ownership interest percentage for purposes of Article Ninth is determined by reference to specified federal income tax principles, including attribution of shares from certain related parties, deemed exercise of rights to acquire stock (such as the Company's Series A Warrants) and aggregation of shares purchased by persons acting in concert. PURCHASES OF COMMON STOCK OR SERIES A WARRANTS FROM ANY PERSON OTHER THAN THE COMPANY ARE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH, AND ANY UNAPPROVED PURCHASE IN EXCESS OF THE AMOUNTS PERMITTED BY ARTICLE NINTH WILL BE VOID AB INITIO. A PROSPECTIVE PURCHASER OF COMMON STOCK OR SERIES A WARRANTS WHO BELIEVES THAT IT MAY BE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH SHOULD CONSULT WITH THEIR ADVISORS OR LTV IN ADVANCE OF ACQUIRING SUCH SECURITIES TO DETERMINE IF ADVANCE APPROVAL MUST BE OBTAINED FROM LTV'S BOARD OF DIRECTORS.


ITEM 6.  EXHIBITS AND REPORTS ON  8-K

    (a)        Exhibits.

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
                                  Order supplementing 10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit 10.39 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

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

         (10)-(46)             -  The LTV Corporation Management Incentive
                                  Program as amended on January 28, 1994
                                  (incorporated by reference to Exhibit
                                  (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1993)

         (10)-(47)             -  Amendment to The LTV Corporation Supplemental
                                  Management Retirement Plan adopted on January 28, 1994 (incorporated by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1993)

         (10)-(48)             -  Amendment to LTV Executive Benefit Plan
                                  adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(49)             -  Amendment to The LTV Corporation Management
                                  Incentive Program adopted October 28, 1994
                                  (incorporated herein by reference to Exhibit
                                  (10)-(49) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(50)             -  Amendment to The LTV Corporation Non-Employee
                                  Directors Stock Option Plan adopted October
                                  28, 1994 (incorporated herein by reference to Exhibit (10)-(50) to LTV's Report on Form 10-Q for the quarter ended September 30,
                                  1994)

         (10)-(51)             -  Amendment to The LTV Corporation Supplemental
                                  Management Retirement Plan adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-Q for the quarter ended September 30,
                                  1994)

         (10)-(52)             -  The LTV Corporation Non-Employee Directors'
                                  Equity Compensation Plan (incorporated
                                  herein by reference to Exhibit 4.3 to LTV's
                                  Registration Statement on Form S-8
                                  [Registration No. 33-56857])

         (10)-(53)             -  The LTV Corporation Non-Employee Directors'
                                  Deferred Compensation Plan (incorporated herein by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1994)

         (10)-(54)             -  The LTV Corporation Executive Deferred
                                  Compensation Plan (incorporated herein by reference to Exhibit (10)- (54) to LTV's Report on Form 10-K for the year ended December 31, 1994)

         (10)-(55)             -  Amendment No. 5 to the Settlement Agreement
                                  dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit
                                  (10)- (55) to LTV's Report on Form 10-K for the year ended December 31, 1994)

         (10)-(56)             -  The Hourly Employee Stock Payment Alternative
                                  Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No. 33-56861])

         (11)                  -  Statement re computation of Per Share
                                  Earnings (filed herewith)

         (27)                  -  Financial Data Schedule (filed herewith)


    (b)        Reports on Form 8-K.

               No report on Form 8-K was filed by the registrant for the relevant period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE LTV CORPORATION
                                          -------------------------------
                                                   (Registrant)




                                          By       Arthur W. Huge
                                             ----------------------------
                                                   Arthur W. Huge
                                                Senior Vice President
                                               Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)





Date:              May 3, 1995
          -----------------------------