Form 10-Q
period 1995-06-30
LTV CORP
filed 1995-07-28
CIK 60731

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1995                    Commission File No. 1-4368



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

                                                    Yes     X       No
                                                         -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                             104,939,635 shares of common stock
                                             ----------------------------------
                                                    (as of July 21, 1995)


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
                                                            (Unaudited)



                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                   ----------------------------          ----------------------------
                                                      1995             1994                 1995             1994
                                                   -----------      -----------          -----------      -----------
   SALES                                           $   1,113.2      $   1,056.1          $   2,198.1      $   2,051.2

   Costs and expenses:
      Cost of products sold                              919.5            897.1              1,832.3          1,779.6
      Depreciation and amortization                       62.1             62.9                126.8            124.2
      Selling, general and administrative                 35.6             34.9                 69.2             67.5
      Net interest income                                 (9.2)            (1.7)               (17.5)            (1.4)
                                                   -----------      -----------          -----------      -----------
         Total                                         1,008.0            993.2              2,010.8          1,969.9
                                                   -----------      -----------          -----------      -----------

   INCOME BEFORE INCOME TAXES AND
      DISCONTINUED OPERATIONS                            105.2             62.9                187.3             81.3

   Income tax provision:
      Taxes payable (refundable)                           0.9              1.5                  1.1             (2.8)
      Taxes not payable in cash                           39.7             22.7                 70.7             29.3
                                                   -----------      -----------          -----------      -----------
         Total                                            40.6             24.2                 71.8             26.5
                                                   -----------      -----------          -----------      -----------

   INCOME FROM CONTINUING OPERATIONS                      64.6             38.7                115.5             54.8

   Net loss from discontinued operations                  (9.0)            (1.2)                (8.7)            (2.0)
                                                   -----------      -----------          -----------      -----------

         NET INCOME                                $      55.6      $      37.5          $     106.8      $      52.8
                                                   ===========      ===========          ===========      ===========

   EARNINGS (LOSS) PER SHARE:
      Primary:
         Continuing operations                     $      0.59      $      0.41          $      1.07      $      0.58
         Discontinued operations                         (0.08)           (0.01)               (0.08)           (0.02)
                                                   -----------      -----------          -----------      -----------
             Net income                            $      0.51      $      0.40          $      0.99      $      0.56
                                                   ===========      ===========          ===========      ===========

      Fully diluted:
         Continuing operations                     $      0.58      $      0.40          $      1.04      $      0.58
         Discontinued operations                         (0.08)           (0.01)               (0.08)           (0.02)
                                                   -----------      -----------          -----------      -----------
             Net income                            $      0.50      $      0.39          $      0.96      $      0.56
                                                   ===========      ===========          ===========      ===========



_____________

See notes to consolidated financial statements.




                                                        THE LTV CORPORATION
                                                    CONSOLIDATED BALANCE SHEET
                                                 (in millions, except share data)

                                                                                  June 30,             December 31,
                                                                                    1995                   1994
                                                                               ---------------        ---------------
ASSETS                                                                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                     $    285.0             $     335.4
   Marketable securities                                                              480.4                   357.5
                                                                                 ----------             -----------
                                                                                      765.4                   692.9
   Receivables, less allowance for doubtful accounts                                  414.3                   464.5
   Inventories:
      Products                                                                        562.6                   512.6
      Materials, purchased parts and supplies                                         242.0                   239.0
                                                                                 ----------             -----------
         Total inventories                                                            804.6                   751.6
   Prepaid expenses, deposits and other                                                89.5                   118.5
                                                                                 ----------             -----------
         Total current assets                                                       2,073.8                 2,027.5
                                                                                 ----------             -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS                                               293.4                   308.6
PROPERTY, PLANT AND EQUIPMENT                                                       3,556.5                 3,485.0
   Allowance for depreciation                                                        (411.2)                 (296.0)
                                                                                 ----------             -----------
         Total property, plant and equipment                                        3,145.3                 3,189.0
                                                                                 ----------             -----------
                                                                                 $  5,512.5             $   5,525.1
                                                                                 ==========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                              $    255.1             $     267.2
   Accrued employee compensation and benefits                                         442.2                   394.0
   Other accrued liabilities                                                          180.5                   175.9
                                                                                 ----------             -----------
         Total current liabilities                                                    877.8                   837.1
                                                                                 ----------             -----------
NONCURRENT LIABILITIES
   Long-term debt                                                                     186.7                   183.1
   Postemployment health care and other insurance benefits                          1,648.0                 1,633.4
   Pension benefits                                                                   951.8                 1,138.7
   Other                                                                              419.1                   450.0
                                                                                 ----------             -----------
         Total noncurrent liabilities                                               3,205.6                 3,405.2
                                                                                 ----------             -----------
SHAREHOLDERS' EQUITY
   Convertible preferred stock (stated value $50.0 million)                             0.5                     0.5
   Common stock (par value $0.50 per share)                                            53.0                    53.0
   Additional paid-in capital                                                         911.2                   872.8
   Retained earnings                                                                  472.2                   366.7
   Minimum pension liability adjustment                                                (5.8)                   (5.8)
   Other                                                                               (2.0)                   (4.4)
                                                                                 ----------             -----------
         Total shareholders' equity                                                 1,429.1                 1,282.8
                                                                                 ----------             -----------
                                                                                 $  5,512.5             $   5,525.1
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

                                                        THE LTV CORPORATION
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (in millions)
                                                            (Unaudited)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 ------------------------------------
                                                                                     1995                    1994
                                                                                 -------------          -------------
OPERATING ACTIVITIES
   Income from continuing operations                                             $      115.5           $        54.8
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Proceeds from antitrust litigation                                                  -                     171.0
      Depreciation and amortization                                                     126.8                   124.2
      Income tax provision not payable in cash                                           70.7                    29.3
      Defined benefit pension expense                                                    58.1                    58.0
      Postemployment benefit payments less than expense                                  14.6                     2.9
      Changes in assets and liabilities                                                 (18.4)                   (2.1)
      Other                                                                              (0.2)                   (8.3)
                                                                                 ------------           -------------
         Net cash provided by operating activities                                      367.1                   429.8
                                                                                 ------------           -------------

INVESTING ACTIVITIES
   Property additions                                                                   (84.1)                  (77.5)
   Investment in Trico Steel                                                            (24.9)                    -
   Proceeds from dispositions of businesses and property                                 10.2                     6.7
   Net purchases of marketable securities                                              (122.9)                 (353.4)
   Other                                                                                 (2.9)                   (6.3)
                                                                                 ------------           -------------
         Net cash used in investing activities                                         (224.6)                 (430.5)
                                                                                 ------------           -------------

FINANCING ACTIVITIES
   Pension funding to restored plans                                                   (191.0)                 (221.6)
   Preferred dividends paid                                                              (1.1)                   (1.1)
   Other                                                                                 (0.8)                   (0.9)
                                                                                 ------------           -------------
         Net cash used in financing activities                                         (192.9)                 (223.6)
                                                                                 ------------           -------------
Net decrease in cash and cash equivalents                                               (50.4)                 (224.3)

Cash and cash equivalents at beginning of period                                        335.4                   406.3
                                                                                 ------------           -------------
Cash and cash equivalents at end of period                                       $      285.0           $       182.0
                                                                                 ============           =============



__________
See notes to consolidated financial statements.

                              THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995




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

NOTE (2) - In July 1995, the Company entered into an agreement to sell its energy products segment, Continental Emsco Company ("Continental Emsco"), for $74.3 million, subject to certain working capital adjustments at closing. Closing of the sale is expected to take place in August 1995. A portion of the proceeds will be used to reduce LTV's long-term debt. Continental Emsco is reflected as a discontinued operation in LTV's financial statements for all periods presented. The applicable net assets held for sale are included in current prepaid expenses, deposits and other assets, and the results of operations of Continental Emsco are included in net loss from discontinued operations. Net assets held for sale, which consist principally of receivables, inventories and property, plant and equipment, less current liabilities, postemployment health care liabilities and other liabilities, totaled $64.2 million (which is also net of a reserve related to the sale) at June 30, 1995 and $85.2 million at December 31, 1994.

   The results from discontinued operations for the second quarter and first six months of 1995 included income from the energy products segment operations of $1.0 million and $1.3 million, respectively, which is net of income tax expense of $0.8 million in the second quarter and $1.1 million in the first six months. Also, the results from discontinued operations for the 1995 periods included the loss on the sale of the business of $10.0 million, which is net of income tax benefits of $6.0 million. The results from discontinued operations for the second quarter and first six months of 1994 included losses from the energy products segment operations of $1.2 million and $2.0 million, respectively, which is net of income tax benefits of $1.0 million in the second quarter and $1.4 million in the first six months. Sales of the energy products segment were $153.9 million and $143.9 million for the six months ended June 30, 1995 and 1994, respectively, and $77.1 million and $73.1 million for the second quarter ended June 30, 1995 and 1994, respectively.

NOTE (3) - The Company's income tax provision from continuing operations was $71.8 million in the first six months of 1995 compared with $26.5 million in 1994. The effective tax rate of 33% in the first six months of 1994 reflects the Company reaching a settlement on certain state income tax issues and recording a benefit of $5.0 million. Included in the 1995 and 1994 first six months income tax provisions are federal and state income tax expense amounts of $70.7 million and $29.3 million, respectively, which do not result in cash payments. Such amounts were reflected as reductions to the Company's intangible asset, which was reduced to zero in the first quarter of 1995, and subsequent amounts totaling $38.2 million were reported as increases to the additional paid-in capital account of shareholders' equity. As benefits of the Company's pre-reorganization net deferred tax assets are realized, the Company's actual income tax cash payments will continue to be less than the financial statement income tax expense amount.

NOTE (4) - The primary earnings per share calculations for the second quarter and first six months of 1995 were both based on average common and common equivalent shares outstanding of 108.2 million. Common equivalent shares primarily included Common Stock that is issuable in exchange for the Series B Preferred Stock. The fully diluted earnings per share calculations for the second quarter and first six months of 1995 were both based on average fully diluted shares outstanding of 113.4 million. Fully diluted shares were determined by increasing the primary shares outstanding to reflect the Common Stock issuable upon conversion of the convertible notes.

   The primary earnings per share calculations for the second quarter and first six months of 1994 were based on average common and common equivalent shares outstanding of 94.5 million and 94.6 million, respectively. The fully diluted earnings per share calculations for the second quarter and first six months of 1994 were both based on fully diluted shares outstanding of 99.7 million.

NOTE (5) - Supplemental cash flow information is presented as follows (in millions):

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                             --------------------------------------
                                                                                 1995                     1994
                                                                             ------------             -------------
Interest payments                                                              $    5.6                 $    8.1
Income tax payments                                                                 1.3                      0.4
Capitalized interest                                                                4.1                      2.5
Marketable securities:
    Purchases                                                                   2,430.7                    660.8
    Unrealized gains                                                                2.0                      -
    Sales and maturities                                                        2,309.8                    307.4

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS 1995 AND 1994.

Sales
- -----

   Sales of $1.11 billion in the second quarter of 1995 increased by $57 million (5%) from the second quarter of 1994. Second quarter 1995 steel shipments of 2.01 million tons increased by 35,000 tons (2%) from the second quarter of 1994. Sales of $2.20 billion in the first six months of 1995 increased by $147 million (7%) from the first six months of 1994. Steel shipments of 3.98 million tons in the first six months increased by 66,000 tons (2%) from the first six months of 1994. The sales increases in 1995 reflects higher selling prices and increased demand from the Company's major markets.

   Hot and cold flat rolled product sales of $559.2 million were 9% higher in the second quarter of 1995 versus the second quarter of 1994, reflecting a 6% increase in shipments and an increase in average selling prices. Galvanized product sales of $320.4 million were 5% higher in the second quarter of 1995 versus the second quarter of 1994, reflecting a 3% decrease in shipments offset by an increase in average selling prices. Tin mill product sales of $112.8 million were 6% lower in the second quarter of 1995, reflecting a 10% decrease in shipments offset by an increase in average selling prices. Tubular product sales of $83.3 million, consisting primarily of electrical conduit, electric weld pipe and welded tubing, were 12% higher in the second quarter of 1995, reflecting a 7% increase in shipments and an increase in average selling prices.

   Hot and cold flat rolled product sales of $1,105.7 million were 8% higher in the first six months of 1995 versus the first six months of 1994, reflecting a 3% increase in shipments and an increase in average selling prices. Galvanized product sales of $651.0 million were 9% higher in the first six months of 1995 versus the first six months of 1994, reflecting a less than 1% decrease in shipments offset by an increase in average selling prices. Tin mill product sales of $209.5 million were 3% lower in the first six months of 1995, reflecting a 7% decrease in shipments partially offset by an increase in average selling prices. Tubular product sales of $165.1 million were 17% higher in the first six months of 1995, reflecting an 11% increase in shipments and an increase in average selling prices.

   Nonsteel sales in the second quarter of 1995 of $37.5 million were $6.1 million less than in the second quarter of 1994. Nonsteel sales in the first six months of 1995 of $66.8 million were $4.8 million less than the first six months of 1994. The decreases in both periods were principally due to lower outside sales of iron ore.

Production and Costs
- --------------------

   Raw steel production of 2.02 million tons in the second quarter of 1995 decreased by 81,000 tons (4%) compared with the second quarter of 1994. The average operating rate at the Company's steelmaking facilities during the second quarter of 1995 was 98% compared with 102% in 1994. This reduced production level was due to a four-week production interruption for a blast furnace repair outage at the Indiana Harbor Works. During the second half of 1995, LTV will complete two previously planned blast furnace repair outages at the Cleveland Works, which should each take less than 30 days to complete. The first planned outage began on July 21, and the second planned outage is expected to begin in October. The remainder of LTV's raw steel facilities are expected to operate at capacity during 1995.

   Raw steel production of 4.22 million tons in the first six months of 1995 increased by 92,000 tons (2%) compared with the first six months of 1994. The average operating rate at the Company's steelmaking facilities during the first six months of 1995 was 103% compared with 100% in 1994. Production and costs in the 1994 first quarter were negatively impacted by the extremely cold weather conditions at the operating units.

   Cost of products sold as a percentage of sales decreased from 85% in the second quarter of 1994 to 83% in the second quarter of 1995. Cost of products sold as a percentage of sales decreased from 87% in the first six months of 1994 to 83% in the first six months of 1995. These improvements were primarily due to higher average selling prices and improved marketing strategies. The 1995 results were also favorably impacted by productivity and operating performance improvements, including those achieved through the Cleveland Works' continuous steel casting and rolling complex which became fully operational in the second quarter of 1994.

However, these benefits were partially offset by additional costs related to the June 1994 labor agreement with the United Steelworkers of America ("USWA") and higher purchased scrap prices.

   During the 1995 second quarter, the Company incurred costs of approximately $8 million related to the blast furnace repair outage at the Indiana Harbor Works and recognized a $6 million gain from the sale of warrants which the Company received when it sold its Bar Division in 1989.

Net Interest Income
- -------------------

   Net interest income of $9.2 million in the second quarter of 1995 increased by $7.5 million from the second quarter of 1994 and net interest income of $17.5 million in the first six months of 1995 increased by $16.1 million from the first six months of 1994. The increases were primarily due to higher interest income because of higher invested cash and marketable securities' balances along with a higher earnings rate on such balances, and lower fees on credit facilities and higher capitalized interest.

Income Taxes
- ------------

   For information regarding income taxes, see Note (3) to the consolidated financial statements.


DISCONTINUED OPERATIONS - ENERGY PRODUCTS SEGMENT
SECOND QUARTER AND SIX MONTHS 1995 COMPARED WITH SECOND QUARTER AND SIX MONTHS 1994

   In July 1995, the Company entered into an agreement to sell its energy products segment, Continental Emsco Company ("Continental Emsco"), for $74.3 million, subject to certain working capital adjustments at closing. Closing of the sale is expected to take place in August 1995. A portion of the proceeds will be used to reduce LTV's long-term debt. Continental Emsco is reflected as a discontinued operation in LTV's financial statements for all periods presented. The applicable net assets of $64.2 million (which is net of a reserve related to the sale) at June 30, 1995 and $85.2 million at December 31, 1994 are included in current "prepaid expenses, deposits and other assets" in the accompanying financial statements, and the results of operations of Continental Emsco are included in net loss from discontinued operations.

   The results from discontinued operations for the second quarter and first six months of 1995 included income from the energy products segment operations of $1.0 million and $1.3 million, respectively, which is net of income tax expense of $0.8 million in the second quarter and $1.1 million in the first six months. Also, the results from discontinued operations for the 1995 periods included the loss on the sale of the business of $10.0 million, which is net of income tax benefits of $6.0 million. The results from discontinued operations for the second quarter and first six months of 1994 included losses from the energy products segment operations of $1.2 million and $2.0 million, respectively, which is net of income tax benefits of $1.0 million in the second quarter and $1.4 million in the first six months. The improvement in results during 1995 (excluding the loss on sale) was due to higher margin sales and lower selling, general and administrative expenses.


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

   During the first six months of 1995, cash provided by operating activities amounted to $367.1 million. Major uses of cash during the first six months of 1995 consisted primarily of contributions to the Company's restored pension plans of $191.0 million and capital expenditures of $84.1 million. Since December 31, 1994, total cash, cash equivalents and marketable securities have increased by $72.5 million to $765.4 million at June 30, 1995.

   The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At June 30, 1995, no borrowings were outstanding and letters of credit outstanding amounted to $25.8 million under this facility. The Company's letter of credit facility is a separate credit facility that provides for the issuance of up to $150 million in letters of credit. At June 30, 1995, letters of credit totaling $87.3 million were outstanding under this facility.

   The Company's long-term debt and credit facilities agreements contain various covenants which require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation, place certain restrictions on payments of dividends, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive covenant, approximately $70 million of retained earnings are available for Common Stock dividend payments at June 30, 1995. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

   A 1993 agreement with the USWA provided that a portion of the requirements with respect to certain postemployment benefits would be secured by a junior lien of $250 million on collateral with an unencumbered fair market value of at least $500 million. The initial security was provided by the grant of a mortgage on facilities having a carrying value of approximately $500 million.

   LTV competes directly with domestic and foreign integrated flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood which sometimes can be substituted for flat rolled carbon steel in manufacturing and construction. LTV also competes with minimills which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces. Their participation in steel markets has traditionally been limited to structural, plate, bar and rod products. Recently developed thin slab casting technologies have allowed minimills to enter certain flat rolled markets which have traditionally been supplied by integrated producers. Certain companies, including Trico Steel Company, L.L.C. ("Trico"), a 50% LTV-owned venture with Sumitomo Metal Industries, Ltd. and British Steel plc, have begun construction of, announced plans for, or have indicated that they are evaluating whether to construct additional minimills to produce flat rolled products. LTV will continue to require substantial funds in future years to maintain and improve its steel operations in order to compete with steel substitutes, minimills and other fully integrated steelmakers. Capital expenditures for the six months ended June 30, 1995 totaled $84.1 million and for the full year are estimated to total $235 million. LTV's investment in Trico for the six months ended June 30, 1995 totaled $24.9 million and for the full year is estimated to total $105 million.


ENVIRONMENTAL LIABILITIES AND RELATED COSTS

   LTV is subject to changing and increasingly stringent environmental standards and laws concerning air emissions, water discharges and waste disposal in the normal course of conducting its business. The Company spent $7.4 million during the first six months of 1995 for environmental clean-up and related matters at operating and idled facilities, and at June 30, 1995, has a recorded liability of $97.7 million for known and identifiable environmental and related matters. The Company also spent $8.8 million in the first six months of 1995 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $40 million annually in capital expenditures during the next five years to meet environmental standards.

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

OTHER MATTERS

   The Company is continuing a comprehensive review relating to the redesign of its business processes to strengthen customer focus and improve productivity. As part of such effort, LTV recently reached a long-term agreement with a large technology consulting organization to manage LTV's information systems and data processing functions, effective mid-September 1995. This long-term agreement is expected to increase LTV's overall competitiveness by enabling the Company to concentrate more of its resources on the core business, while reducing ongoing costs. One-time transitional costs related to the agreement could approximate $6 million in the third quarter of 1995; however, this amount will be principally offset by a gain related to unclaimed bankruptcy distributions which is also expected to be recognized in the third quarter of 1995. LTV expects that this multi-faceted business processes review will identify other current processes which can be improved to enhance customer service, and that the resulting process redesigns will lead to a reduction in the number of employees and a reduction of future ongoing expense levels. Currently, LTV is unable to determine the amount and timing of potential future cost savings or other charges related to the effects of these various efforts.

                                   PART II



ITEM 1. LEGAL PROCEEDINGS.


        The U. S. Department of Justice has indicated to the Company that it is preparing on behalf of the U.S. EPA to file litigation in federal court against LTV Steel Company, Inc. ("LTV Steel") alleging violations of the Clean Air Act in connection with certain prior operations at LTV Steel's Chicago Coke Plant. The threatened litigation relates to an earlier Notice of Violation issued by the U.S. EPA in connection with operations at the plant which was described in the Company's Report on Form 10-K for the year ended December 31, 1994. The government has offered to settle the matter for $3.5 million in civil penalties and unspecified injunctive relief. Discussions with the government regarding settlement are continuing.



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


   (a)       Exhibits


        Certain of the exhibits to this Report are hereby incorporated by reference, as specified below, to other documents filed with the Commission by LTV. Exhibit designations below correspond to the numbers assigned to exhibit classifications in Regulation S-K.


       (10)-(1)       -  LTV Executive Benefit Plan as amended and restated
                         effective January 1, 1985 (incorporated herein by reference to Exhibit (10)(c)-(2) to LTV's Report on Form 10-K for the year ended December 31, 1985)

(10)-(2)             -  Amendment to LTV Executive Benefit Plan adopted
                        November 20, 1987 (incorporated herein by reference to Exhibit (10)(c)-(3) to LTV's Report on Form 10-K for the year ended December 31, 1987)


(10)-(3)             -  LTV Excess Benefit Plan dated as of January 1, 1985
                        (incorporated herein by reference to Exhibit
                        (10)(c)-(5) to LTV's Report on Form 10-K for the year ended December 31, 1984)


(10)-(4)             -  Employment Agreement dated February 1, 1991, between
                        LTV and David H. Hoag (incorporated herein by reference to Exhibit (10)(c)-(9) to LTV's Report on Form 10-K for the year ended December 31, 1990)


(10)-(5)             -  Settlement Agreement dated as of June 28, 1993 between
                        LTV, the PBGC, the Initial LTV Group (as defined in the Settlement Agreement) and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit 10.10 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)


(10)-(6)             -  Assignment, Pledge and Security Agreement dated as of
                        June 28, 1993 between LTV Steel Company, Inc. and the PBGC (incorporated herein by reference to Exhibit 10.11 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(7)             -  Securities Purchase Agreement dated as of May 26, 1993
                        by and among LTV, LTV Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to Exhibit 2 to SMI America, Inc.'s 13D Filing)

(10)-(8)             -  Common Stock Registration Rights Agreement dated as of
                        June 28, 1993 by and between LTV and SMI America, Inc. (incorporated herein by reference to Exhibit 5 to SMI America, Inc.'s 13D Filing)

(10)-(9)             -  Consultation and Management Participation Agreement
                        dated as of June 28, 1993 between LTV and Sumitomo Metal Industries, Ltd. (incorporated herein by reference to Exhibit 6 to SMI America, Inc.'s 13D Filing)

(10)-(10)            -  L-S Exchange Right and Security Agreement dated as of
                        June 28, 1993 by and among LTV/EGL Holding Company, Sumikin EGL Corp., LTV, SMI America Inc., and Sumitomo Metal USA Corporation (incorporated herein by reference to Exhibit 7 to SMI America, Inc.'s 13D Filing)

(10)-(11)            -  Letter of Credit Agreement dated as of October 12,
                        1994 among LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products Company, LTV, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(12) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(12)            -  Subsidiary Guaranty dated as of October 12, 1994 by
                        Georgia Tubing Corporation, Youngstown Erie
                        Corporation, Erie B Corporation and Erie I Corporation for the benefit of BT Commercial Corporation as agent (incorporated herein by reference to Exhibit (10)-(13) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(13)            -  Collateral Account Agreement dated as of October 12,
                        1994 among LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products, LTV and BT Commercial Corporation as collateral agent (incorporated herein by reference to Exhibit (10)-(14) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(14)            -  Inventory Security Agreement dated as of June 28,
                        1993 and amended and restated as of October 12, 1994 among LTV, LTV Steel Company, Inc., LTV Steel Mining Company, Continental Emsco Company, LTV Steel Tubular Products Company and BT Commercial Corporation as agent (incorporated herein by reference to Exhibit (10)-(15) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(15)            -  Inventory Intercreditor Agreement dated as of June 28,
                        1993 and amended and restated as of October 12, 1994 among BT Commercial Corporation as agent for the Lenders and SMI America, Inc. as agent for the Noteholders (incorporated herein by reference to Exhibit (10)-(16) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(16)            -  Intercreditor Collateral Account Agreement dated as of
                        October 12, 1994 by and among LTV Steel Company, Inc., LTV and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(17) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(17)            -  Pledge Agreement dated as of October 12, 1994 between
                        LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing Corporation and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(18) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(18)            -  Amended and  Restated Subordination  Agreement
                        dated as of June 28, 1993 and amended and restated as of October 12, 1994 among the PBGC, BT Commercial Corporation and Chemical Bank (incorporated herein by reference to Exhibit (10)-(19) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(19)           -   Amendments Nos. 1 and 2 to the Securities Purchase
                        Agreement dated as of May 26, 1993 among LTV, LTV Steel
                        Company, Inc. and SMI America, Inc. (incorporated
                        herein by reference to Exhibit (10)-(20) to LTV's
                        Report on Form 10-Q for the quarter ended September 30,
                        1994)

(10)-(20)           -   Amendments Nos. 1 through 4 to the Settlement Agreement
                        dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement
                        Agreement) and LTV, as Administrator of the Restored
                        Plans (incorporated herein by reference to Exhibit
                        (10)-(21) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(21)           -   Revolving Credit Agreement dated as of October 12, 1994
                        among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent
                        (incorporated herein by reference to Exhibit (10)-(22) to LTV's Report on Form 10-Q for the quarter ended
                        September 30, 1994)

(10)-(22)           -   Receivables Purchase and Sale Agreement dated as of
                        October 12, 1994 among LTV, LTV Steel Company, Inc.,
                        Continental Emsco Company, LTV Steel Tubular Products
                        Company, Georgia Tubing Corporation and LTV Sales
                        Finance Company (incorporated herein by reference to Exhibit (10)-(23) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(23)           -   Accession Agreement dated as of October 12, 1994 among
                        LTV Sales Finance Company, the financial institutions listed on the signature pages thereof, the issuing bank named thereon, and Bankers Trust Company as facility agent and collateral agent (incorporated herein by reference to Exhibit (10)-(24) to LTV's Report on Form
                        10-Q for the quarter ended September 30, 1994)

(10)-(24)           -   Trust Termination Acknowledgment and Agreement, dated
                        October 12, 1994, between LTV Sales Finance Company and
                        Wilmington Trust Company (incorporated herein by reference to Exhibit (10)-(25) to LTV's Report on Form
                        10-Q for the quarter ended September 30, 1994)

(10)-(25)           -   Assignment and Transfer Agreement, dated as of October
                        12, 1994, by and between LTV Master Receivables Trust and LTV Sales Finance Company (incorporated herein by reference to Exhibit (10)-(26) to LTV's Report on Form
                        10-Q for the quarter ended September 30, 1994)

(10)-(26)           -   Collateral Trust Agreement dated as of May 25, 1993
                        among LTV, LTV Steel Company, Inc., United Steelworkers of America and Bank One Ohio Trust Company, NA, as
                        Collateral Trustee (incorporated herein by reference to Exhibit 10.33 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(27)           -   Open--2nd Mortgage, Security Agreement and Fixture
                        Filing dated as of June 28, 1993 by LTV Steel Company,
                        Inc. to Bank One Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit 10.34 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(28)           -   License Agreement dated as of June 28, 1993 between LTV
                        Steel Company, Inc. and Bank One Ohio Trust Company,
                        N.A. (incorporated herein by reference to Exhibit
                        10.35 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(29)           -   Warrant Agreement dated as of June 28, 1993 between LTV
                        and Society National Bank, as Warrant Agent
                        (incorporated herein by reference to Exhibit 10.37 to LTV's Report on Form 10-Q for the quarter ended June
                        30, 1993.

(10)-(30)           -   Settlement Agreement and Stipulated Order on behalf of
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

(10)-(31)           -   Second Settlement Agreement and Stipulated Order
                        supplementing 10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit
                        10.39 to LTV's Registration Statement on Form S-1
                        (Registration No. 33-50217))

(10)-(32)           -   Settlement Agreement and Stipulated Order on behalf of
                        the State of Minnesota approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.39 to LTV's Report on Form 10-Q for the quarter ended June
                        30, 1993)

(10)-(33)           -   Settlement Agreement and Stipulated Order on behalf of
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

(10)-(36)            -  Settlement Agreement and Stipulated Order on
                        behalf of the Commonwealth of Pennsylvania and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.44 to LTV's Report on Form
                        10-Q for the quarter ended June 30, 1993)

(10)-(37)            -  Settlement Agreement and Stipulated Order on behalf of
                        the State of Ohio on behalf of the Ohio Environmental Protection Agency and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.45 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(38)            -  Settlement Agreement and Stipulated Order on behalf of
                        the State of Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit
                        10.46 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(39)            -  Closing Agreement Between LTV, its subsidiaries
                        and the Commissioner of Internal Revenue as filed with the United States Bankruptcy Court for the Southern District of New York on May 14, 1993 (incorporated herein by reference to Exhibit 10.47 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(40)            -  The LTV Corporation Non-Employee Directors Stock
                        Option Plan adopted on October 22, 1993 (incorporated herein by reference to Exhibit 10.49 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(41)            -  Amendment to LTV Executive Benefit Plan adopted
                        October 22, 1993 (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(42)            -  LTV Executive Benefit Trust Agreement approved on
                        October 22, 1993 (incorporated herein by reference to Exhibit 10.51 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(43)            -  The LTV Corporation Supplemental Management Retirement
                        Plan adopted on October 22, 1993 (incorporated herein by reference to Exhibit 10.52 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(44)            -  The LTV Corporation Supplemental Management Retirement
                        Trust Agreement approved on October 22, 1993
                        (incorporated herein by reference to Exhibit 10.53 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(45)            -  The LTV Corporation Management Incentive Program as
                        amended on January 28, 1994 (incorporated by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1993)

(10)-(46)            -  Amendment to The LTV Corporation Supplemental
                        Management Retirement Plan adopted on January 28, 1994 (incorporated by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1993)

(10)-(47)            -  Amendment to LTV Executive Benefit Plan adopted
                        October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(48)            -  Amendment  to  The  LTV  Corporation  Management
                        Incentive Program adopted October 28, 1994
                        (incorporated herein by reference to Exhibit (10)-(49) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(49)            -  Amendment to The LTV Corporation Non-Employee
                        Directors Stock Option Plan adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(50) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(50)            -  Amendment to The LTV Corporation Supplemental
                        Management Retirement Plan adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(51)            -  The LTV Corporation Non-Employee Directors' Equity
                        Compensation Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No. 33-56857])

(10)-(52)            -  The LTV Corporation Non-Employee Directors' Deferred
                        Compensation Plan (incorporated herein by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1994)

(10)-(53)            -  The LTV Corporation  Executive  Deferred  Compensation
                        Plan (incorporated herein by reference to Exhibit
                        (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1994)

(10)-(54)            -  Amendment No. 5 to the Settlement Agreement dated as
                        of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit (10)-(55) to LTV's Report on Form 10-K for the year ended December 31, 1994)

(10)-(55)            -  The Hourly Employee Stock Payment Alternative Plan
                        (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No. 33-56861])

    (11)                -  Statement re computation of Per Share Earnings
                           (filed herewith)

    (27)                -  Financial Data Schedule (filed herewith)



(b)       Reports on Form 8-K.


          No report on Form 8-K was filed by the registrant for the relevant period.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                THE LTV CORPORATION
                                            -----------------------------
                                                    (Registrant)





                                          By       Arthur W. Huge
                                            -----------------------------
                                                   Arthur W. Huge
                                                Senior Vice President
                                               Chief Financial Officer
                                              (Principal Financial and
                                                  Accounting Officer)





Date:            July 28, 1995
       ----------------------------