Form 10-Q
period 1995-09-30
LTV CORP
filed 1995-10-30
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1995               Commission File No. 1-4368




                              THE LTV CORPORATION
             (Exact name of registrant as specified in its charter)


       Delaware                                               75-1070950
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)


         25 West Prospect Avenue                                  44115
              Cleveland, Ohio                                  (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:          (216)622-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X          No
                                            ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                            104,981,796 shares of common stock
                                                  (as of October 24, 1995)


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
                                                            (Unaudited)

                                                        Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                   ----------------------------          ----------------------------
                                                       1995             1994                 1995             1994
                                                   -----------      -----------          -----------      -----------
   SALES                                           $ 1,040.2         $ 1,051.7            $ 3,238.3        $ 3,102.9

   COSTS AND EXPENSES:
      Cost of products sold                            889.8             907.2              2,722.1          2,686.8
      Depreciation and amortization                     62.6              58.6                189.4            182.8
      Selling, general and administrative               33.3              34.0                102.5            101.5
      Net interest and other income                    (15.7)             (3.4)               (33.2)            (4.8)
                                                   ---------         ---------            ---------        ---------
         Total                                         970.0             996.4              2,980.8          2,966.3
                                                   ---------         ---------            ---------        ---------
   INCOME BEFORE INCOME TAXES AND
      DISCONTINUED OPERATIONS                           70.2              55.3                257.5            136.6

   Income tax provision:
      Taxes payable (refundable)                         0.8               0.7                  1.9             (2.1)
      Taxes not payable in cash                         26.2              20.5                 96.9             49.8
                                                   ---------         ---------            ---------        ---------
         Total                                          27.0              21.2                 98.8             47.7
                                                   ---------         ---------            ---------        ---------

   INCOME FROM CONTINUING OPERATIONS                    43.2              34.1                158.7             88.9

   Discontinued operations                                 -                 -                 (8.7)            (2.0)
                                                   ---------         ---------            ---------        ---------
         NET INCOME                                $    43.2         $    34.1            $   150.0        $    86.9
                                                   =========         =========            =========        =========
   EARNINGS (LOSS) PER SHARE

      Primary:
         Continuing operations                     $    0.40         $    0.35            $    1.46        $    0.93
         Discontinued operations                           -                 -                (0.08)           (0.02)
                                                   ---------         ---------            ---------        ---------
             Net income                            $    0.40         $    0.35            $    1.38        $    0.91
                                                   =========         =========            =========        =========

      Fully diluted:
         Continuing operations                     $    0.39         $    0.35            $    1.44        $    0.92
         Discontinued operations                           -                 -                (0.08)           (0.02)
                                                   ---------         ---------            ---------        ---------
             Net income                            $    0.39         $    0.35            $    1.36        $    0.90
                                                   =========         =========            =========        =========
-------------
See notes to consolidated financial statements.


                                                        THE LTV CORPORATION
                                                    CONSOLIDATED BALANCE SHEET
                                                 (in millions, except share data)

                                                                               September 30,           December 31,
                                                                                    1995                   1994
                                                                               -------------          -------------
ASSETS                                                                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                     $    266.6             $     335.4
   Marketable securities                                                              644.3                   357.5
                                                                                 ----------             -----------
                                                                                      910.9                   692.9
   Receivables, less allowance for doubtful accounts                                  440.4                   464.5

   Inventories:
      Products                                                                        539.9                   512.6
      Materials, purchased parts and supplies                                         234.1                   239.0
                                                                                 ----------             -----------
         Total inventories                                                            774.0                   751.6
   Prepaid expenses, deposits and other                                                15.2                   118.5
                                                                                 ----------             -----------
         Total current assets                                                       2,140.5                 2,027.5
                                                                                 ----------             -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS                                               313.6                   308.6

PROPERTY, PLANT AND EQUIPMENT                                                       3,609.4                 3,485.0
   Allowance for depreciation                                                        (469.1)                 (296.0)
                                                                                 ----------             -----------
         Total property, plant and equipment                                        3,140.3                 3,189.0
                                                                                 ----------             -----------
                                                                                 $  5,594.4             $   5,525.1
                                                                                 ==========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                              $    288.1             $     267.2
   Accrued employee compensation and benefits                                         571.3                   394.0
   Other accrued liabilities                                                          184.8                   175.9
                                                                                 ----------             -----------
         Total current liabilities                                                  1,044.2                   837.1
                                                                                 ----------             -----------
NONCURRENT LIABILITIES
   Long-term debt                                                                     149.4                   183.1
   Postemployment health care and other insurance benefits                          1,620.9                 1,633.4
   Pension benefits                                                                   856.7                 1,138.7
   Other                                                                              423.7                   450.0
                                                                                 ----------             -----------
          Total noncurrent liabilities                                              3,050.7                 3,405.2
                                                                                 ----------             -----------
SHAREHOLDERS' EQUITY
   Convertible preferred stock (stated value $50.0 million)                             0.5                     0.5
   Common stock (par value $0.50 per share)                                            53.0                    53.0
   Additional paid-in capital                                                         938.8                   872.8
   Retained earnings                                                                  515.0                   366.7
   Minimum pension liability adjustment                                                (5.8)                   (5.8)
   Other                                                                               (2.0)                   (4.4)
                                                                                 ----------             -----------
         Total shareholders' equity                                                 1,499.5                 1,282.8
                                                                                 ----------             -----------
                                                                                 $  5,594.4             $   5,525.1
                                                                                 ==========             ===========
-------------
See notes to consolidated financial statements.




                                                        THE LTV CORPORATION
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (in millions)
                                                            (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                 ------------------------------------
                                                                                     1995                    1994
                                                                                 ------------           -------------
OPERATING ACTIVITIES
   Income from continuing operations                                             $      158.7            $       88.9
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Proceeds from antitrust litigation                                                  -                     171.0
      Depreciation and amortization                                                     189.4                   182.8
      Income tax provision not payable in cash                                           96.9                    49.8
      Defined benefit pension expense                                                    91.1                    93.0
      Postemployment benefit payments less than related expense                           6.5                    10.5
      Contribution to a VEBA Trust                                                      (19.1)                    -
      Changes in assets and liabilities                                                  45.7                   (53.6)
      Other                                                                              (6.0)                  (16.2)
                                                                                 ------------           -------------
         Net cash provided by operating activities                                      563.2                   526.2
                                                                                 ------------           -------------

INVESTING ACTIVITIES
   Capital expenditures                                                                (141.7)                 (142.6)
   Investment in Trico Steel                                                            (59.4)                    -
   Net purchases of marketable securities                                              (286.8)                 (356.2)
   Proceeds from dispositions of discontinued operations
      and other properties                                                               93.9                    13.2
   Other                                                                                 (4.0)                  (10.1)
                                                                                 ------------           -------------
         Net cash used in investing activities                                         (398.0)                 (495.7)
                                                                                 ------------           -------------

FINANCING ACTIVITIES
   Pension funding to restored plans                                                   (192.8)                 (479.1)
   Payments on long-term debt                                                           (38.6)                    -
   Issuance of Common Stock                                                               -                     257.2
   Preferred dividends paid                                                              (1.7)                   (1.7)
   Other                                                                                 (0.9)                   (1.3)
                                                                                 ------------           -------------
         Net cash used in financing activities                                         (234.0)                 (224.9)
                                                                                 ------------           -------------
Net decrease in cash and cash equivalents                                               (68.8)                 (194.4)

Cash and cash equivalents at beginning of period                                        335.4                   406.3
                                                                                 ------------           -------------
Cash and cash equivalents at end of period                                       $      266.6           $       211.9
                                                                                 ============           =============

----------
See notes to consolidated financial statements.

                              THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995




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

NOTE (2) - On August 1, 1995, LTV completed the sale of its energy products segment, Continental Emsco Company ("Continental Emsco") for $77.0 million. $38.6 million of the proceeds was used to reduce LTV's long-term debt in the third quarter of 1995. The loss on the sale of the segment was recorded in the second quarter of 1995, and Continental Emsco is reflected as a discontinued operation in LTV's financial statements for all periods presented. The applicable net assets held for sale at December 31, 1994 are included in current prepaid expenses, deposits and other assets, and the results of operations of Continental Emsco are included in the results from discontinued operations. Net assets held for sale, which consist principally of receivables, inventories and property, plant and equipment, less current liabilities, postemployment health care liabilities and other liabilities, totaled $85.2 million at December 31, 1994.

   The results from discontinued operations for the first nine months of 1995 included income from the energy products segment operations of $1.3 million, which is net of income tax expense of $1.1 million. Also, the results from discontinued operations for the 1995 nine-month period included the loss on the sale of the business of $10.0 million, which is net of income tax benefits of $6.0 million. The results from discontinued operations for the first nine months of 1994 included a loss from the energy products segment operations of $2.0 million, which is net of income tax benefits of $1.0 million. The energy products segment had break-even results for the third quarter of 1994. Sales by the energy products segment were $179.2 million through the date of its sale in 1995 and $79.5 million and $223.4 million for the three-month and nine-month periods ended September 30, 1994, respectively.

NOTE (3) - The Company's income tax provision from continuing operations was $98.8 million in the first nine months of 1995 compared with $47.7 million in 1994. Included in the 1995 and 1994 first nine months' income tax provisions are federal and state income tax expense amounts of $96.9 million and $49.8 million, respectively, which do not result in cash payments. Such amounts were reflected as reductions to the Company's intangible asset, which was reduced to zero in the first quarter of 1995, and subsequent amounts totaling $66.0 million were reported as increases to the additional paid-in capital account of shareholders' equity. As benefits of the Company's pre-reorganization net deferred tax assets are realized, the Company's actual income tax cash payments will continue to be less than the financial statement income tax expense amount.

NOTE (4) - The primary earnings per share calculations for the third quarter and first nine months of 1995 were both based on average common and common equivalent shares outstanding of 108.3 million. Common equivalent shares primarily included Common Stock that is issuable in exchange for the Series B Preferred Stock. The fully diluted earnings per share calculations for the third quarter and first nine months of 1995 were both based on average fully diluted shares outstanding of 113.4 million. Fully diluted shares were determined by increasing the primary shares outstanding to reflect the Common Stock issuable upon conversion of the convertible notes.

   The primary earnings per share calculations for the third quarter and first nine months of 1994 were based on average common and common equivalent shares outstanding of 96.2 million and 95.1 million, respectively. The fully diluted earnings per share calculations for the third quarter and first nine months of 1994 were based on fully diluted shares outstanding of 101.8 million and 101.1 million, respectively.

NOTE (5) - Supplemental cash flow information is presented as follows (in millions):

                                            Nine Months Ended
                                              September 30,
                                  --------------------------------------
                                      1995                     1994
                                  ------------             -------------
Interest payments                 $      6.3                $     10.8
Income tax payments                      0.9                       0.3
Capitalized interest                     6.0                       4.4

    Purchases of marketable securities totaled $4,169.4 million, and sales and maturities of marketable securities totaled $3,884.2 million during the nine months ended September 30, 1995. Purchases of marketable securities totaled $1,416.2 million, and sales and maturities of marketable securities totaled $1,059.5 million during the nine months ended September 30, 1994.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS - COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS 1995 AND 1994

Sales
-----

   Sales of $1.04 billion in the third quarter of 1995 decreased by $12 million (1%) from the third quarter of 1994. Third quarter 1995 steel shipments of 2.0 million tons increased by 22,000 tons (1%) from the third quarter of 1994. The 1995 third quarter mix of products sold reflected increased shipments of lower priced hot rolled steel to the export market.

   Sales of $3.24 billion in the first nine months of 1995 increased by $135 million (4%) from the first nine months of 1994. Steel shipments of 6.0 million tons in the first nine months increased by 88,000 tons (2%) from the first nine months of 1994. The increases in sales and shipments during the first nine months of 1995 reflect higher average selling prices and increased export shipments.

   Hot and cold flat rolled product sales of $537.0 million were 1% higher in the third quarter of 1995 versus the third quarter of 1994, reflecting a 6% increase in shipments partially offset by a decrease in average selling prices due to the mix of products sold. Galvanized product sales of $278.0 million were 4% lower in the third quarter of 1995 versus the third quarter of 1994, reflecting a 9% decrease in shipments partially offset by an increase in average selling prices. Tin mill product sales of $106.4 million were 5% lower in the third quarter of 1995, reflecting a 6% decrease in shipments partially offset by an increase in average selling prices. Tubular product sales of $77.4 million, consisting primarily of electrical conduit, electric weld pipe and welded tubing, were 1% higher in the third quarter of 1995, reflecting a 3% decrease in shipments offset by an increase in average selling prices.

   Hot and cold flat rolled product sales of $1,642.7 million were 6% higher in the first nine months of 1995 versus the first nine months of 1994, reflecting a 4% increase in shipments and an increase in average selling prices. Galvanized product sales of $929.0 million were 5% higher in the first nine months of 1995 versus the first nine months of 1994, reflecting a 3% decrease in shipments that was more than offset by an increase in average selling prices. Tin mill product sales of $316.0 million were 3% lower in the first nine months of 1995, reflecting a 7% decrease in shipments partially offset by an increase in average selling prices. Tubular product sales of $242.5 million were 11% higher in the first nine months of 1995, reflecting a 6% increase in shipments and an increase in average selling prices.

   Nonsteel sales in the third quarter of 1995 of $41.3 million were $1.8 million less than in the third quarter of 1994. Nonsteel sales in the first nine months of 1995 of $108.1 million were $6.6 million less than the first nine months of 1994. The decreases in both periods were principally due to lower outside sales of iron ore.

Production and Costs
--------------------

   Raw steel production of 2.1 million tons in the third quarter of 1995 increased by 79,000 tons (4%) compared with the third quarter of 1994. The average operating rate at the Company's steelmaking facilities during the third quarter of 1995 was 101% compared with 97% in 1994. During July 1995, the Company began a routine scheduled repair outage of a blast furnace at the Cleveland Works, which was completed in less than four weeks.

   Raw steel production of 6.3 million tons in the first nine months of 1995 increased by 171,000 tons (3%) compared with the first nine months of 1994. The average operating rate at the Company's steelmaking facilities during the first nine months of 1995 was 102% compared with 99% in 1994. Production and costs in the 1994 first quarter were negatively impacted by the extremely cold weather conditions at the operating units.

   Cost of products sold as a percentage of sales decreased from 86.3% in the third quarter of 1994 to 85.5% in the third quarter of 1995. Cost of products sold as a percentage of sales decreased from 86.6% in the first nine months of 1994 to 84.1% in the first nine months of 1995. These improvements were primarily due to higher average selling prices and increased shipments resulting from new marketing initiatives. The results from the first nine months of 1995 were also favorably impacted by productivity and operating performance improvements, including those achieved through the Cleveland Works' continuous steel casting and rolling complex which became fully operational in the second quarter of 1994. However, these benefits were partially offset by additional costs related to the June 1994 labor agreement with the United Steelworkers of America ("USWA").

   During the 1995 third quarter, the Company incurred costs of approximately $7 million related to the blast furnace repair outage at the Cleveland Works. The Company also incurred one-time transitional costs of $5 million related to the outsourcing of its information systems and data processing functions in the third quarter of 1995. These costs were fully offset by a $7 million gain on the recovery of escrow balances related to a property disposition and a $5 million benefit due primarily to favorable postemployment health care cost experience.

Net Interest and Other Income
-----------------------------

   Net interest and other income of $15.7 million in the third quarter of 1995 increased by $12.3 million from the third quarter of 1994, and net interest and other income of $33.2 million in the first nine months of 1995 increased by $28.4 million from the first nine months of 1994. The improvements were primarily due to increased interest income from higher invested cash and marketable securities' balances along with a higher earnings rate on such balances, and lower fees on credit facilities and higher capitalized interest. The Company also recorded a $5.8 million gain related to unclaimed bankruptcy distributions in the third quarter of 1995.

Income Taxes
------------

   For information regarding income taxes, see Note (3) to the consolidated financial statements.


DISCONTINUED OPERATIONS - ENERGY PRODUCTS SEGMENT
THIRD QUARTER AND NINE MONTHS 1995 COMPARED WITH THIRD QUARTER AND NINE MONTHS 1994

   On August 1, 1995, LTV completed the sale of its energy products segment, Continental Emsco Company ("Continental Emsco") for $77.0 million. $38.6 million of the proceeds was used to reduce LTV's long-term debt in the third quarter of 1995. The loss on the sale of the segment was recorded in the second quarter of 1995, and Continental Emsco is reflected as a discontinued operation in LTV's financial statements for all periods presented. The applicable net assets held for sale at December 31, 1994 are included in current prepaid expenses, deposits and other assets, and the results of operations of Continental Emsco are included in the results from discontinued operations. Net assets held for sale, which consist principally of receivables, inventories and property, plant and equipment, less current liabilities, postemployment health care liabilities and other liabilities, totaled $85.2 million at December 31, 1994.

   The results from discontinued operations for the first nine months of 1995 included income from the energy products segment operations of $1.3 million, which is net of income tax expense of $1.1 million. Also, the results from discontinued operations for the 1995 nine-month period included the loss on the sale of the business of $10.0 million, which is net of income tax benefits of $6.0 million. The results from discontinued operations for the first nine months of 1994 included a loss from the energy products segment operations of $2.0 million, which is net of income tax benefits of $1.0 million. The energy products segment had break-even results for the third quarter of 1994. Sales by the energy products segment were $179.2 million through its sales date and $79.5 million and $223.4 million for the three-month and nine-month periods ended September 30, 1994, respectively. The improvement in results during the first nine months of 1995 (excluding the loss on sale) was due to higher margin sales and lower selling, general and administrative expenses.


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

   During the first nine months of 1995, cash provided by operating activities amounted to $563.2 million. The other major source of cash during 1995 consisted of $93.9 million in proceeds from the dispositions of Continental Emsco and other properties. Major uses of cash during the first nine months of 1995 included contributions to the Company's restored pension plans of $192.8 million, capital expenditures of $141.7 million, investments in Trico Steel Company of $59.4 million and payments on long-term debt of $38.6 million.
Since

December 31, 1994, total cash, cash equivalents and marketable securities have increased by $218.0 million to $910.9 million at September 30, 1995.

   The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At September 30, 1995, $308 million was permitted to be borrowed, no borrowings were outstanding and letters of credit outstanding amounted to $25.8 million under this facility. The Company's letter of credit facility is a separate credit facility that provides for the issuance of up to $150 million in letters of credit. At September 30, 1995, letters of credit totaling $85.8 million were outstanding under this facility.

   The Company's long-term debt and credit facilities' agreements contain various covenants which require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payments of dividends, capital expenditures, investments in subsidiaries and borrowings. The PBGC Agreement also requires that a significant portion of the Company's annual cash flow be contributed to the Company's pension plans. Under the terms of the most restrictive debt covenant, approximately $90 million of retained earnings are available for Common Stock dividend payments at September 30, 1995. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

   A 1993 agreement with the USWA provided that a portion of the requirements with respect to certain postemployment benefits would be secured by a junior lien of $250 million on collateral with an unencumbered fair market value of at least $500 million. The initial security was provided by the grant of a mortgage on facilities having a carrying value of approximately $500 million.

   LTV competes directly with domestic and foreign integrated flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood which sometimes can be substituted for flat rolled carbon steel in manufacturing and construction. LTV also competes with minimills which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces. Their participation in steel markets has traditionally been limited to structural, plate, bar and rod products. Recently developed thin slab casting technologies have allowed minimills to enter certain flat rolled markets which have traditionally been supplied by integrated producers. Certain companies, including Trico Steel Company, L.L.C. ("Trico"), a 50% LTV-owned venture with Sumitomo Metal Industries, Ltd. and British Steel plc, have begun construction of, announced plans for, or have indicated that they are evaluating whether to construct additional minimills to produce flat rolled products. LTV will continue to require substantial funds in future years to maintain and improve its steel operations in order to compete with steel substitutes, minimills and other fully integrated steelmakers. Capital expenditures for the nine months ended September 30, 1995 totaled $141.7 million and for the full year are estimated to total $230 million. LTV's investment in Trico for the nine months ended September 30, 1995 totaled $59.4 million and for the full year is estimated to total $100 million.


ENVIRONMENTAL LIABILITIES AND RELATED COSTS

   LTV is subject to changing and increasingly stringent environmental standards and laws concerning air emissions, water discharges and waste disposal in the normal course of conducting its business. The Company spent $13.4 million during the first nine months of 1995 for environmental clean-up and related matters at operating and idled facilities, and at September 30, 1995, has a recorded liability of $101.0 million for known and identifiable environmental and related matters. The Company also spent $14.7 million in the first nine months of 1995 for environmental compliance-related capital expenditures (which is included in the total capitol expenditures noted previously) and expects it will be required to spend an average of approximately $30 million annually in capital expenditures during the next five years to meet environmental standards.

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

OTHER MATTERS

   The Company is continuing a comprehensive review relating to the redesign of its business processes to strengthen customer service, increase productivity and reduce costs. In early October 1995, LTV announced a reorganization and centralization of certain sales and marketing functions. Costs associated with this reorganization are expected to approximate $6 million and will be recognized in the 1995 fourth quarter results. LTV expects that its multi-faceted business processes review will identify additional processes which can be improved to enhance customer service and increase productivity, and that the resulting process redesigns will lead to a reduction in costs. Currently, LTV is unable to determine the amount and timing of potential future cost savings or other charges related to the effects of these various efforts.

   In October 1995, the United States Supreme Court let stand a federal appeals court ruling that LTV could be held liable for the requirements under the Coal Industry Retiree Health Benefit Act of 1992. This ruling has no impact on current results of operations as the Company fully reserved $140 million for this matter in 1992.

   A second previously planned repair outage of a blast furnace began at the Cleveland Works on October 6, 1995 and should take less than four weeks to complete. The remainder of LTV's raw steel facilities are expected to operate at capacity during the fourth quarter of 1995.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     In September 1995, Georgia Tubing Corporation, a wholly owned subsidiary of the Company, was notified by the Georgia Department of Environmental Protection that it will seek an unspecified civil penalty (which is not expected to be material in amount) due to a delay in the installation of equipment for controlling the emissions of volatile organic compounds from coating lines at the subsidiary's plant.

     Also in September 1995, the U.S. Bankruptcy Court for the Southern District of New York ruled in favor of the Company to the effect that Thomson CSF, S.A. ("Thomson") had breached its promise to pay the Company $20 million as a result of Thomson's inability to complete the purchase of the Company's missiles division by July 31, 1992 in the litigation described under "Thomson Litigation" in Item 3 of the Company's Report on Form 10-K for 1994. Such court also ruled the Company had not breached the contract with Thomson by failing to use "reasonable efforts" to assist Thomson in obtaining the necessary government approvals. Thomson has appealed the rulings to the U.S. District Court for the Southern District of New York and provided security for the monetary judgment, including allowed interest, pending the appeal. In connection with the Company's 1993 Joint Plan of Reorganization, LTV agreed to contribute to the aerospace creditor trust up to $10 million from the net proceeds received from this litigation plus half of the allowed interest, and to make up any shortfall at the conclusion of the litigation if the amount received is less than $10 million.

     In October 1995, the Company and McDonnell Douglas Corporation agreed to settle the contract litigation described under "McDonnell Douglas Litigation" in Item 3 of the Company's Report on Form 10-K for 1994. The settlement, which must be approved by the U.S. District Court for the Northern District of Texas, provides for the Company and McDonnell Douglas each to contribute $8.25 million to the above-mentioned aerospace creditor trust.


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

         (10)-(1)              -  LTV Executive Benefit Plan as amended and
                                  restated effective January 1, 1985
                                  (incorporated herein by reference to
                                  Exhibit(10)(c)-(2) to LTV's Report on Form
                                  10-K for the year ended December 31, 1985)

         (10)-(2)              -  Amendment to LTV Executive Benefit Plan
                                  adopted November 20, 1987 (incorporated
                                  herein by reference to Exhibit(10)(c)-(3) to LTV's Report on Form 10-K for the year ended December 31, 1987)

         (10)-(3)              -  LTV Excess Benefit Plan dated as of
                                  January 1, 1985 (incorporated herein by
                                  reference to Exhibit (10)(c)-(5) to LTV's
                                  Report on Form 10-K for the year ended
                                  December 31, 1984)

         (10)-(4)              -  Employment Agreement dated February 1, 1991,
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

         (10)-(47)             -  Amendment to LTV Executive Benefit Plan
                                  adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(48)             -  Amendment to The LTV Corporation Management
                                  Incentive Program adopted October 28, 1994
                                  (incorporated herein by reference to Exhibit
                                  (10)-(49) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(49)             -  Amendment to The LTV Corporation Non-Employee
                                  Directors Stock Option Plan adopted October
                                  28, 1994 (incorporated herein by reference to Exhibit (10)-(50) to LTV's Report on Form 10-Q for the quarter ended September 30,
                                  1994)

         (10)-(50)             -  Amendment to The LTV Corporation Supplemental
                                  Management Retirement Plan adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-Q for the quarter ended September 30,
                                  1994)

         (10)-(51)             -  The LTV Corporation Non-Employee Directors'
                                  Equity Compensation Plan (incorporated
                                  herein by reference to Exhibit 4.3 to LTV's
                                  Registration Statement on Form S-8
                                  [Registration No. 33-56857])

         (10)-(52)             -  The LTV Corporation Non-Employee Directors'
                                  Deferred Compensation Plan (incorporated herein by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1994)

         (10)-(53)             -  The LTV Corporation Executive Deferred
                                  Compensation Plan (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1994)

         (10)-(54)             -  Amendment No. 5 to the Settlement Agreement
                                  dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit
                                  (10)-(55) to LTV's Report on Form 10-K for the year ended December 31, 1994)

         (10)-(55)             -  The Hourly Employee Stock Payment Alternative
                                  Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No. 33-56861])

         (10)-(56)             -  Amendments Nos. 1 through 4 to the Letter of
                                  Credit Agreement dated as of October 12, 1994 among LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products Company, LTV, various financial institutions and BT Commercial Corporation (filed herewith)

         (10)-(57)             -  Amendment No. 1 to the Receivables Purchase
                                  and Sale Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing Corporation and LTV Sales Finance Company (filed herewith)

         (10)-(58)             -  Amendments Nos. 6 and 7 to the Settlement
                                  Agreement dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV, as Administrator of the Restored Plans (filed herewith)

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




                                               THE LTV CORPORATION
                                        ----------------------------------
                                                 (Registrant)




                                       By          /s/ Arthur W. Huge
                                           -------------------------------
                                                  Arthur W. Huge
                                              Senior Vice President
                                              Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)





Date:            October 30, 1995
       --------------------------------