Form 10-K405
period 1995-12-31
LTV CORP
filed 1996-02-22
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission File Number 1-4368
                              THE LTV CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware
                 STATE OR OTHER JURISDICTION OF INCORPORATION)
                            25 West Prospect Avenue
                                Cleveland, Ohio
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
                                   75-1070950
                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                                     44115
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (216) 622-5000
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
    Common Stock, par value $0.50                  New York Stock Exchange
         Series A Warrants                         New York Stock Exchange
                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                  Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                                                      Approximately $1.4 Billion
                                                       (As of February 20, 1996)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                              105,140,731 shares of Common Stock
                                                       (As of February 20, 1996)

Documents Incorporated by Reference: Annual Report to Shareholders for fiscal year 1995 (Part II); Annual Proxy Statement for 1996 Annual Meeting (Part III)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                      [X]

                                     PART I
ITEM 1.   BUSINESS.

INTRODUCTION

     The LTV Corporation ("LTV") was organized as a Delaware corporation in November 1958 as a successor to a California corporation organized in 1953. LTV's principal office is located at 25 West Prospect Avenue, Cleveland, Ohio 44115 and its telephone number is (216) 622-5000. LTV is engaged in the steel industry through its subsidiaries, LTV Steel Company, Inc. ("LTV Steel") and LTV Steel Tubular Products Company. LTV and its subsidiaries are collectively referred to herein as "LTV" or the "Company" unless the context otherwise requires.

     LTV is a fully integrated steel producer that manufactures coated sheet and cold rolled and hot rolled sheet and strip, as well as tubular and tin mill products. Based on 1995 shipments (as compiled by LTV based primarily on publicly filed data), LTV believes it is the third largest steel producer, the second largest producer of flat rolled steel and a leading supplier of quality-critical, flat rolled steel to the automotive, appliance and electrical equipment industries in the United States. LTV operates two integrated steel mills (Cleveland Works and Indiana Harbor Works) and various finishing and processing facilities, as well as tubular and tin mill operations. The Company's energy products group (Continental Emsco Company and Continental Emsco Company Limited) was sold in August 1995 and is treated herein as a discontinued operation for all periods presented.

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

SIGNIFICANT DEVELOPMENTS

     In 1995, the Company formed an international joint venture with Sumitomo Metal Industries, Ltd. ("Sumitomo") and British Steel plc ("British Steel") to construct and operate a mini-mill in Decatur, Alabama to produce commercial and higher quality hot rolled steel. The mini-mill's light gauge hot rolled products will compete with a portion of the cold rolled market in the southeastern region of the United States. The joint venture, called Trico Steel Company, L.L.C. ("Trico Steel"), is owned 50% by a subsidiary of LTV and 25% each by subsidiaries of Sumitomo and British Steel. The mini-mill will have an estimated annual capacity of 2.2 million tons, and construction costs are expected to aggregate approximately $450 million. Construction began in mid-1995, and Trico Steel expects to begin operations in 1997 and be fully operational in 1998. The steel produced by Trico Steel will be sold by a sales force of a wholly-owned subsidiary of LTV which will be dedicated solely to the sale of Trico Steel product.

     On August 1, 1995, LTV sold its energy products business to a third party for $60.3 million and preferred stock with a stated value of approximately $14.3 million. LTV's energy products business had revenues totaling $299.2 million during 1994 and $179.2 million for the first seven months of 1995.

REORGANIZATION

     LTV has been operating as a reorganized company since June 28, 1993, after having operated within Chapter 11 of the Bankruptcy Code since July 17, 1986. While in Chapter 11 proceedings, LTV substantially reduced its debts, restructured significant obligations, rejected unfavorable contracts, sold its aerospace and defense and other non-core steel businesses, substantially restructured its operations and reduced expenses. The bulk of these activities, particularly reducing debt, restructuring obligations and rejecting unfavorable contracts, could only have been accomplished in the context of Chapter 11. With the adoption of fresh start reporting upon emergence from bankruptcy, LTV's assets and liabilities were adjusted to fair values and a new reporting entity was created with no retained earnings.

INDUSTRY SEGMENTS

     With the sale of the Company's energy products business, the Company operates in a single industry segment - steel.

                                STEEL OPERATIONS
STEEL MILL PRODUCTS

     During the years 1995, 1994 and 1993, LTV's operations accounted for 8.2%, 8.4% and 8.4%, respectively, of total domestic industry shipments of steel mill products, based on American Iron and Steel Institute ("AISI") reports. The net tons of steel mill products shipped by LTV's steel operations during these periods were: 1995-7,961,000, 1994-7,969,000 and 1993-7,570,000.

     LTV's steel mill product mix is reflected in the following table which shows the revenue dollars for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                  1995        1994        1993
                                                 REVENUE     REVENUE     REVENUE
                                                 -------     -------     -------
                                                      (DOLLARS IN MILLIONS)
Hot and cold flat rolled products............    $2,146      $2,100      $1,892
Galvanized products..........................     1,221       1,212       1,112
Tin Mill products............................       449         474         438
Tubular products.............................       314         293         253
All other....................................       153         154         173
                                                 -------     -------     -------
       Total.................................    $4,283      $4,233      $3,868
                                                 ========    ========    ========

     The increase in revenues in 1995 and 1994 from 1993 for hot and cold flat rolled products was due to the continued growth of the U.S. economy, stronger demand for steel products and the realization of steel price increases in 1994 and through the first half of 1995. Flat rolled product prices declined through the second half of 1995. The decrease in tin mill product revenue in 1995 was due primarily to lower sales levels, lower demand primarily from the packing industry offset partially by higher prices. Revenue in early 1993 in tin mill products was adversely affected by a temporary reduction in production due to modernization of LTV's tin mill product finishing facilities. Shipments of electrical conduit increased in 1995 and 1994 due to strength in the construction market; shipments of mechanical tubing remained strong due to continued strength in the automotive market; shipments of electric weld pipe products, while recovering slightly in 1995, remained depressed throughout the periods shown due to continued weak demand.

STEEL PRODUCTION

     The following table sets forth raw steel production and estimated capability information for both LTV and the domestic steel industry during the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                  1995        1994        1993
                                                 -------     -------     -------
Capability (net tons in thousands)
  LTV........................................      8,300       8,300       9,780
  Industry(a)................................    112,500     108,200     109,900
  Percent of industry........................       7.4%        7.7%        8.9%
Production (net tons in thousands)
  LTV........................................      8,460       8,250       7,920
  Industry(a)................................    103,100     100,600      97,900
  Percent of industry........................       8.2%        8.2%        8.1%
Production as a percentage of capability
LTV(b).......................................     102.0%       99.4%       81.0%
  Industry(a)................................      91.7%       93.0%       89.1%

---------------

(a) The information relating to the domestic steel industry is as reported by or is derived from data reported by the AISI and is preliminary for 1995. A net ton is 2,000 pounds.

(b) The annual operating capabilities indicated above for 1993 include steel production capability related to two electric furnaces and a fourth blast furnace at the Cleveland Works. As part of the start-up of the Direct Hot Charge Complex, LTV removed these furnaces from its stated capability, effective at the beginning of 1994, which reduced annual operating capability by 1.5 million tons to 8.3 million tons. If these facilities had been removed from stated capability for 1993, LTV's production as a percentage of capability in that year would have been considerably higher.

     LTV produces its steel requirements using the basic oxygen furnace process at its Cleveland Works and Indiana Harbor Works. With three continuous casters, LTV continuously casts 100% of its flat rolled steel production. LTV supplements its production from time to time with purchases of semi-finished steel. In 1995, 1994 and 1993, LTV purchased approximately 279,000 tons, 514,000 tons and 437,000 tons, respectively, of semi-finished slabs from other foreign and domestic steel producers.

     Individual facilities are operated at rates that best serve LTV's overall need at the time and can be significantly higher or lower than LTV's average operating rate. LTV does not believe data regarding the utilization of individual facilities is necessarily meaningful.

CUSTOMERS

     The following table sets forth the percentage of shipments by tonnage distributed among LTV's various markets for the periods indicated:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                 1995     1994     1993
                                                 ----     ----     ----
Automotive...................................     25%      26%      26%
Steel service centers........................     29%      28%      30%
Converters and processors....................     14%      13%      11%
Electrical, agricultural and other
  machinery..................................      9%       9%       9%
Household appliances and office equipment....      6%       7%       8%
Containers and packaging.....................      6%       8%       8%
Construction.................................      5%       6%       5%
Exports......................................      5%       2%       2%
All other....................................      1%       1%       1%
                                                 ----     ----     ----
       Total.................................    100%     100%     100%

     Sales to LTV's largest unaffiliated customer, General Motors Corporation, represented approximately 12%, 11% and 13%, respectively, of LTV's sales dollars during 1995, 1994 and 1993.

SALES AND MARKET DISTRIBUTION

     Approximately 60% to 65% of LTV's steel products are sold under contracts, most of which are negotiated on an annual basis. Almost all of LTV's flat rolled steel sales to its larger customers in the automotive, appliance, electrical equipment and food and beverage can markets are made pursuant to such contracts. These contracts generally provide for set prices for the products ordered during the period that the contract is in effect. As a result, LTV may experience a delay in realizing price changes related to its contract steel products business, but such contract business can be less susceptible to (although not necessarily unaffected by) short-term swings in spot prices. The remainder of LTV's flat rolled product is sold in the spot market at the then prevailing market prices for such product.

     Beginning in 1996, most of the Company's flat rolled sales organization, including all sales processing functions previously handled in the field, will be consolidated at LTV's headquarters. As part of that reorganization, employees performing commercial, marketing and customer service functions will be combined and reorganized along market lines. LTV will continue to maintain regional offices for flat rolled line sales functions.

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

     LTV's export sales of steel product were 4.2% of total dollar sales in 1995, 2.0% in 1994 and 2.8% in 1993.

COMPETITION

     LTV competes directly with domestic and foreign flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood which sometimes can be substituted for flat rolled carbon steel in manufactured products. The primary factors which have affected competition include price, quality, delivery performance and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate certain of its products from those of its competitors on the basis of product quality, technology, modern facilities and customer product and technical support. In order to further enhance the Company's delivery performance, the Company is reengineering its business processes in an effort to shorten customer response time and is making significant investments in new information systems to support those reengineered business processes. All existing and future information systems supporting these business processes will be managed by outside information systems providers under a long-term contract.

  Foreign

     Domestic steel producers have faced significant competition from foreign producers. Foreign competition is intense and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is affected by, among other things, worldwide steel demand and fluctuations in the value of the U.S. dollar against foreign currencies. Steel imports may increase should worldwide demand decline or the value of the dollar rise in relation to foreign currencies. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. Further, the U.S. has enacted legislation which implements the GATT Uruguay Round agreement. The impact of this law, which weakens prior U.S. trade laws in some respects, could also result in increased steel imports from foreign producers. For a description of the final dumping and subsidy decisions relating to foreign competition issued by the International Trade Commission ("ITC"), some of which are the subject of pending appeals, see "Trade Cases" below.

     Based on AISI reports and other data, LTV believes that effective domestic production capability for flat rolled steel is not sufficient to meet fully domestic steel demand. As a result, a certain level of imports is required to meet domestic demand. Based on AISI reports, during the three years 1995, 1994 and 1993, imports of steel mill products totaled approximately 22.8 million (eleven months), 30.1 million and 19.5 million net tons, respectively, or approximately 21% of total domestic steel consumption in 1995 (eleven months), approximately 25% in 1994 and 19% in 1993. Of this amount, 4.8 million net tons (eleven months) or 21% of the imports in 1995 and 7.9 million net tons in 1994 consisted of semi-finished product purchased by domestic steel producers for further finishing and resale. The market for tubular products was most affected by imports, where foreign products accounted for 34% of the market in 1995 (eleven months), 38% in 1994 and 35% in 1993. Flat rolled imports (including tin mill products) comprised 16% of the flat rolled market in 1995 (eleven months), 19% in 1994 and 13% in 1993.

  Domestic

     LTV competes with other domestic integrated producers. Domestic integrated producers also compete with mini-mills which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Because of their technology, mini-mills are currently highly dependent upon scrap and susceptible to fluctuating scrap prices.

     Industry experts estimate that current domestic raw steel production capacity will be increased by more than 10% in the next three years as new mini-mills, now under construction or otherwise proposed, begin operation. See "Significant Developments" regarding the Company's 50% participation in Trico Steel, one of the proposed mini-mills, which will have an estimated annual capacity of 2.2 million tons.

     Recently developed thin slab casting technologies have allowed some mini-mill producers to enter certain sectors of the flat rolled market, which have traditionally been supplied by integrated producers, and others have announced their intention to do the same.

TRADE CASES

  U.S.-Certain ITC Determinations

     In June 1992, certain members of the U.S. steel industry filed 84 cases against 21 foreign countries alleging that steel imports from these countries were being dumped and/or subsidized in the United States' steel market and causing or threatening to cause material injury to U.S. steel producers. The products involved included cut-to-length plates, hot rolled sheet, cold rolled sheet and corrosion resistant products. In July 1993, the International Trade Commission (the "ITC") made final determinations that material injury had occurred in approximately 83% of the total import tonnage in 1992 of corrosion resistant products, 36% of the total import tonnage in 1992 of cold rolled products and none of the hot rolled products. In January 1995, these findings were affirmed by the Court of International Trade (or, in the case of Canada, a binational panel), although selected issues in certain cases have been appealed further by various parties to the U.S. Court of Appeals for the Federal Circuit. These decisions are also subject to review annually at an administrative level with respect to the amount of the margins and review periodically by the ITC with regard to the existence of material injury. Cash deposits equal to estimated antidumping and/or countervailing duty margins continue to be required, whether or not appeals are pending, from importers to pay additional duties on those steel imports where there was a final affirmative injury decision. A successful challenge to the trade decisions that were favorable from the perspective of the Company may contribute to an increase in steel imports or adoption of pricing and marketing practices in those products that are adverse to the Company.

     Since the ITC decisions, imports of hot and cold rolled product have increased significantly while corrosion resistant imports have increased to a lesser extent. During 1995, 29% of the Company's steel-related revenues were derived from the shipment of corrosion resistant steel, 27% from the shipment of cold rolled steel and 24% from the shipment of hot rolled steel.

  Canada and Mexico

     In Canada and Mexico, administrative orders imposing dumping duties are in effect covering various steel product produced by LTV Steel. LTV Steel has requested that Mexico and Canada review such orders. During 1995, LTV exported less than 112,000 tons of such steel products into Canada and Mexico that are subject to dumping duties. Accordingly, the effect of these orders is not material to LTV.

EMPLOYEES AND LABOR MATTERS

     As of December 31, 1995, LTV had approximately 14,400 active employees. Approximately 11,200 active employees, primarily hourly workers, are represented by unions. Of these employees, approximately 10,800 are represented by the United Steelworkers of America ("USWA").

     In June 1994, the Company and the USWA entered into a labor agreement which expires on August 1, 1999. The Agreement provides, however, for a reopening of wage provisions effective August 1, 1996, subject to binding arbitration.

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

     Expenditures for research and development totaled $14.8 million in 1995, $15.1 million in 1994 and $15.0 million in 1993. These expenditures do not include the efforts of sales and manufacturing employees in working to meet customer technical demands.

ENVIRONMENTAL MATTERS

     LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal.

     The Company spent approximately $19 million in 1995 and approximately $30 million in 1994 for compliance-related capital expenditures and expects to spend an average of approximately $30 million annually in capital expenditures for the next five-year period to meet environmental standards (including requirements of the 1990 Clean Air Act Amendments). Estimates for future capital expenditures and operating costs required for environmental compliance are difficult to determine due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements and the availability of new technologies.

     Also, the Company spent approximately $17 million during 1995 and approximately $20 million during 1994 for environmental clean-up and related matters at operating and idled facilities and had a recorded liability of $98 million at December 31, 1995 and $102 million at December 31, 1994 for known and identifiable environmental clean-up and related matters that are probable to occur, based on current law and existing technology. Most of these expenditures are expected to be incurred over the next five-year period. Other requirements for environmental matters, which could increase these costs, may arise in the future. See the discussion of "Environmental Liabilities and Related Costs" included in Management's Discussion and Analysis included in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

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

     Claims by the EPA under CERCLA, RCRA and TSCA relating to sites once owned by the Company (but not owned at the time of confirmation of the Company's Joint Plan of Reorganization ("Joint Plan")), which arise out of conduct of the Company occurring prior to confirmation of the Joint Plan (or, in the case of sites never owned by the Company, conduct of the Company occurring prepetition), were given the status of unliquidated general unsecured claims in the bankruptcy proceedings. No distribution was made by the Company at reorganization on account of such claims. Instead, such claims, should they be liquidated in the future pursuant to a settlement or judgment obtained through enforcement activities of the United States pursued in the ordinary course, will be satisfied by the payment of Common Stock in the same manner as other general unsecured claims under the Joint Plan or, at LTV's option, an equivalent amount of cash or a combination of stock and cash. As of February 20, 1996, no such EPA claims had been liquidated.

     Environmental claims under CERCLA, RCRA and TSCA relating to property owned by the Company upon confirmation of the Joint Plan ("Owned Sites") were not affected by the reorganization of the Company or the Environmental Settlement Agreement (except for certain response costs incurred preconfirmation).

     The Environmental Settlement Agreement also served as the basis for settlement agreements covering the environmental claims of several states and are similar in all material respects, although in the case of the states, the agreements apply to claims arising under essentially all of the states' environmental laws. Thus, claims in the Company's bankruptcy proceedings arising with respect to Owned Sites were not affected by the Company's reorganization (except for certain response costs incurred preconfirmation and penalties assessed with respect to certain specified and prepetition activities). Also, as with treatment of liabilities at sites which are not Owned Sites under the Environmental Settlement Agreement, except for certain specified sites for which claims were liquidated, the states received no distributions in the bankruptcy proceedings on account of such liabilities at the time of confirmation, but such claims by these states are to be liquidated in the same manner as other general unsecured claims, if, as and when states undertake enforcement activities. As of February 20, 1996, no such state claims had been liquidated.

     Except in the case of several states which agreed to a complete discharge of claims against the Company, the state settlement agreements and the Environmental Settlement Agreement do not cover environmental liabilities, if any, of the aerospace, defense and military vehicle subsidiaries of the Company, the assets of which were sold during the pendency of the bankruptcy proceeding. The Company believes, however, that any such claims would be subject to the provisions on claim dischargeability under the Bankruptcy Code and the Joint Plan, subject to judicially imposed due process requirements.

     Although the Company has addressed certain of its environmental liabilities in the reorganization process, the Company is in a business that has incurred and will continue to incur substantial expense as a result of environmental laws and regulations. The Company does not believe, however, that these future costs will have a material adverse effect on its financial position, liquidity and competitive position.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of LTV.

          NAME           AGE*                               OFFICE
-----------------------------    -------------------------------------------------------------
David H. Hoag             56     Chairman of the Board, President and Chief Executive Officer
J. Peter Kelly            54     Group Vice President-Steel
James F. Haeck            49     Senior Vice President-Commercial
Arthur W. Huge            50     Senior Vice President and Chief Financial Officer
Glenn J. Moran            48     Senior Vice President, General Counsel and Secretary
Richard A. Veitch         55     Senior Vice President-Flat Rolled Operations
George T. Henning         54     Vice President and Controller
Richard J. Hipple         43     Vice President-Purchasing, Engineering and Strategic Planning
John C. Skurek            51     Vice President and Treasurer

---------------
* As of December 31, 1995.

OFFICERS

     The only employee of LTV and its subsidiaries who is also a director of LTV is Mr. Hoag, Chairman of the Board, President and Chief Executive Officer of LTV.

     All officers, except Mr. Henning, have been employed by LTV or its subsidiaries for more than the last five years.

     Mr. Hoag has been Chairman of the Board of LTV since June 1991 and President and Chief Executive Officer of LTV since February 1991. He has also been a director of LTV since June 1986. He also is the Chairman of the Board and Chief Executive Officer and a director of LTV Steel Company, Inc. He also is a director of The Lubrizol Corporation (chemical manufacturing) and The Chubb Corporation (insurance). He also serves as Chairman of Cleveland Tomorrow, a prominent Cleveland business group, and as Chairman of the Board of Trustees of Allegheny College. He also is a past Chairman of the Board of the American Iron and Steel Institute.

     Mr. Kelly became a Group Vice President of LTV in February 1991. He has been President and a director of LTV Steel since February 1991 and Chief Operating Officer of LTV Steel since January 1993. Prior thereto, since September 1987, Mr. Kelly was Executive Vice President of LTV Steel. He also serves as a director of National City Bank and is Chairman of the Board of Trustees of Notre Dame College in South Euclid, Ohio.

     Mr. Haeck was elected Senior Vice President-Commercial of LTV in January 1996. During the last five years, Mr. Haeck has also served as Senior Vice President-Commercial and Senior Vice President-Flat Rolled Operations at LTV Steel and Vice President and General Manager of Cleveland Works at LTV Steel.

     Mr. Huge became Senior Vice President and Chief Financial Officer of LTV in June 1993. Mr. Huge has also served as Vice President and Chief Financial Officer of LTV Steel for more than the past five years.

     Mr. Moran has been Senior Vice President and General Counsel of LTV since September 1992 and Secretary since July 1993. He has also served as Vice President, General Counsel and Secretary of LTV Steel.

     Mr. Veitch was elected Senior Vice President-Flat Rolled Operations of LTV in January 1996. During the past five years, Mr. Veitch has also served as Senior Vice President-Flat Rolled Operations at LTV Steel and Vice President and General Manager of Indiana Harbor Works and Hennepin.

     Mr. Henning was elected Vice President and Controller of LTV in September 1995. Prior thereto, Mr. Henning was Vice President and Chief Financial Officer of Pioneer Companies, Inc., a manufacturer of chlorine, caustic soda and related products.

     Mr. Hipple was elected Vice President-Purchasing, Engineering and Strategic Planning of LTV in January 1996. During the last five years, Mr. Hipple has served in a variety of officer positions at LTV Steel with responsibilities in the purchasing, engineering, environmental and strategic planning areas.

     Mr. Skurek has been Vice President and Treasurer of LTV since February 1993. Mr. Skurek has also served as Vice President and Treasurer of LTV Steel since September 1992 and as Vice President-Public Affairs of LTV Steel from July 1991 to September 1992. Prior thereto, he was the Assistant Treasurer of LTV Steel.

ITEM 2.   PROPERTIES.

CORPORATE HEADQUARTERS

     LTV has its corporate headquarters in 299,000 square feet of leased office space in Cleveland, Ohio under a lease expiring at the end of 1996. Upon expiration of such lease, LTV will move its corporate headquarters to another location in Cleveland under a new lease expiring in 2011. The lease, which covers approximately 238,000 square feet, also provides LTV options to extend the lease term through 2026.

STEEL PRODUCING FACILITIES

     The Company has two integrated steel mills, Cleveland Works and Indiana Harbor Works, and various finishing, galvanizing and processing facilities as well as stand-alone tin mill and tubular operations. During the period 1987 through 1995, the Company spent approximately $2.7 billion to modernize and upgrade these facilities.

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

     LTV also operates a tin mill in Aliquippa, Pennsylvania. The Company's two tin mills (which includes one at Indiana Harbor Works as described above) have a combined operating capacity aggregating 840,000 tons and operated at a combined rate of 96% of capacity during 1995.

     LTV also operates finishing operations in Hennepin, Illinois. The Hennepin facilities, which receive semi-finished products from the steel producing facilities, include a cold reducing mill, a sheet finishing mill and a hot-dipped galvanizing line. LTV also operates coke batteries in Chicago, Illinois; Pittsburgh, Pennsylvania and Warren, Ohio.

     Tubular products facilities in Ferndale, Michigan; Cleveland, Youngstown and Elyria, Ohio; Counce, Tennessee; and Cedar Springs, Georgia manufacture electric weld pipe and welded tubing (pressure tubing, mechanical tubing, cold drawn tubing and electrical metallic conduit).

  Joint Ventures

     LTV also participates in a number of joint ventures, the largest of which involve international partners and are described below.

     In May 1995, the Company formed an international joint venture with Sumitomo and British Steel to construct and operate a mini-mill in Decatur, Alabama to produce commercial and higher quality hot rolled steel. The joint venture, Trico Steel, is owned 50% by a subsidiary of LTV and 25% each by subsidiaries of Sumitomo and British Steel. Trico Steel will have an estimated annual capacity of 2.2 million tons, and construction costs are expected to aggregate approximately $450 million. Construction began in mid-1995, and Trico Steel expects to begin operations in 1997 and be fully operational in 1998. The steel produced by the mini-mill will be sold by a sales force of a wholly-owned subsidiary of LTV which will be dedicated solely to the sale of Trico Steel products.

     LTV also owns joint venture interests in two electro-galvanizing lines. The first, involving a joint venture owned 60% by a subsidiary of LTV and 40% by a subsidiary of Sumitomo, was built at LTV's Cleveland Works. The line produces one-sided and two-sided zinc-coated flat rolled steel products, utilizing an electrolytic galvanizing process, and has an annual capacity of approximately 420,000 tons of coated products. The second line, involving a joint venture which is owned equally by subsidiaries of LTV and Sumitomo, produces zinc, nickel/zinc and nickel/zinc/organic-coated products and has an annual capacity of approximately 360,000 tons of coated product. The second line is located in Columbus, Ohio. Most of the cold rolled steel that is coated at these facilities is produced by LTV, and LTV is responsible for all sales and marketing of coated products processed by the joint ventures. The two electro-galvanizing lines operated at a combined rate of 80% of capacity during 1995.

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

  Suitability

     LTV's steel-related facilities are well maintained, considered adequate for their intended purposes and being utilized for their intended purposes.

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

RAW MATERIALS

  Iron Ore

     LTV owns interests in two iron ore mining operations. LTV's share of production at these mines during 1995 was sufficient to meet 100% of its iron ore requirements. LTV's share of reserves at these mines is sufficient to meet its anticipated iron ore requirements in the near term.

     LTV estimates that as of January 1, 1996, the total of its proven crude ore reserves and of its proportionate share of such reserves of the companies in which it has an ownership interest was such that, when mined and beneficiated, there could be produced for use by LTV approximately 542,359,000 gross tons (a gross ton is equivalent to 2,240 pounds) of merchantable ore averaging approximately 64% iron content. These ore reserves at the end of 1995, and 1995 activity, were as follows:

                                           PROVEN                                                      1995
                                             NET                       ANNUAL         SHARE OF      DELIVERIES
                                         INTEREST IN      IRON           ORE            1995         TO STEEL
                                         RESERVES(a)     CONTENT     ENTITLEMENT     PRODUCTION     PLANTS(b)
                                         -----------     -------     -----------     ----------     ----------
                                                               (GROSS TONS IN THOUSANDS)
Properties:
  LTV Steel Mining Company...........      511,000         64%           8,000(c)       7,757          7,498
  Empire Iron Mining
     Partnership(d)..................       31,359         64%           2,000          1,981          1,250
                                         -----------                 -----------     ----------     ----------
Total Properties.....................      542,359                      10,000          9,738          8,748

---------------

(a) LTV's ownership interest in reserves is stated in gross tons of concentrates or pellets.

(b) "1995 Deliveries to Steel Plants" does not include the sale of ore products to third parties.

(c) LTV owns 100% of LTV Steel Mining Company located in Minnesota. The entitlement is based on normal annual plant capacity, and the production level can be reduced at LTV's discretion.

(d) LTV holds a 25% interest in Empire Iron Mining Partnership which operates an iron ore mine and pellet facility in Michigan. LTV can reduce its annual ore purchase requirements. Minimum ore purchase requirements in 1995 totaled 1,333,333 gross tons.

     Ore reserves are expected to be exhausted prior to the expiration dates of the various leases associated with LTV's mining properties. LTV is committed to pay its share of the annual cost of these operations either through cash advances or purchases of ore at market prices.

     During 1995, the average blast furnace charge consisted of approximately 89% pellets and 11% sinter. During 1995, almost all of LTV's pellet and sinter requirements came from affiliated sources.

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

     LTV produced 81% of its coke requirements during 1995 and expects to produce 79% of its anticipated requirements for 1996 at its owned coke batteries located at Warren, Ohio; Chicago, Illinois; and Pittsburgh, Pennsylvania. LTV anticipates that these coke batteries, combined with long-term coke supply contracts, will meet substantially all of its near-term coke requirements.

  Other Raw Materials

     LTV has a 53.5% interest in Presque Isle Corporation which operates a limestone quarry located in Michigan. LTV's share of Presque Isle Corporation's proven limestone reserves was approximately 135,821,000 gross tons as of December 31, 1995. In 1995, LTV used approximately 437,000 gross tons of limestone from Presque Isle and other sources in its steelmaking operations. LTV owns a burnt lime processing plant at Grand River, Ohio, which processes limestone from Presque Isle and other sources into burnt lime. In 1995, approximately 46% of the 328,000 net tons of high calcite burnt lime consumed by LTV came from these sources.

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

PROPERTY ADDITIONS AND CAPITAL EXPENDITURES

     Capital expenditures and depreciation and amortization for the periods indicated are as follows:

                                                 ----------------------------------
                                                   1995         1994         1993
                                                 --------     --------     --------
                                                           (IN THOUSANDS)
Capital Expenditures.........................    $204,890     $233,936     $323,195
Depreciation and Amortization................    $251,876     $241,764     $236,737

---------------

(1) The expenditures during 1995, 1994 and 1993 were mainly to refurbish blast furnaces and for equipment and facilities which are designed to reduce cost, increase production efficiency and improve quality and for environmental control projects. In 1995, the Company also made initial expenditures for the development of new information systems to support the Company's business processes which are being reengineered. Capital spending for environmental control projects constructed during 1995, 1994 and 1993 was $18,981,000, $30,187,000 and $41,045,000, respectively.

(2) Investments by LTV in joint ventures (primarily Trico Steel) used for construction totaled approximately $84.1 million in 1995 and $2.4 million in 1994.

ITEM 3.   LEGAL PROCEEDINGS.

     In addition to matters specifically discussed below, LTV is involved in various legal proceedings occurring in the normal course of its business. LTV cannot predict with certainty the outcome of any legal proceedings to which it is subject. However, in the opinion of LTV's management, adequate provision has been made for losses for which management can make a reasonable estimate of the range of possible outcomes that are likely to result from these actions. To the extent that such reserves prove to be inadequate, LTV would incur a charge to earnings, which could have a material adverse effect on LTV's results of operations for the applicable period. The outcome of these proceedings, however, is not currently expected to have a material adverse effect on the financial position of LTV.

  Trade Cases

     For information concerning trade cases covering flat rolled steel products and other steel products, see "Business-Trade Cases."

  Certain Environmental Matters Not Resolved by Environmental Settlement Agreement or Corresponding State Environmental Agreements

Other legal and administrative actions have been taken or are being threatened against LTV and its subsidiaries, as discussed below, by the EPA and the States of Indiana, Ohio, Illinois and Minnesota or their state and local environmental agencies for alleged violations of various federal, state and local environmental laws and regulations. These matters which relate to Owned Sites are not covered by the Environmental Settlement Agreement with the EPA and the state settlement agreements described in "Item 1. Business - Environmental Matters." Accordingly, any liabilities resulting from these actions will be payable in full and not as general unsecured claims. The Company has accrued for losses and costs associated with these actions that are estimable or otherwise provided for studies which will permit estimation upon completion of the study.

     EPA -- Chicago Coke Battery. The U.S. Department of Justice has indicated to the Company that the government is preparing on behalf of the EPA to file litigation in federal court against LTV Steel alleging violations of the Clean Air Act in connection with certain prior operations at LTV Steel's Chicago Coke Plant. The threatened litigation relates to an earlier Notice of Violation ("NOV") issued by the EPA. The government has offered to settle the matter for $1.8 million in civil penalties and unspecified injunctive relief. Discussions with the government regarding settlement are continuing.

     EPA -- Superfund Site. In July 1994, the EPA advised the Company that it had selected a partial remedy to remediate conditions at a Superfund site owned by the Company in Rochester Hills, Michigan. The remedy consists of placing a cap over waste materials at the site at an estimated cost to the Company of approximately $5 million. The EPA has also issued a unilateral order requiring LTV Steel to implement additional remedial action with respect to groundwater in the area, and LTV Steel could be held liable for certain response and oversight costs of the EPA. The cost of the additional remedial action and the reimbursement of such EPA costs, if required, is not expected to be material.

     State of Indiana. In October 1990, the Indiana Department of Environmental Management ("IDEM") filed a lawsuit against LTV Steel in the Lake County, Indiana Circuit Court alleging that water discharges from its Indiana Harbor Works exceeded applicable standards at various times since 1986. IDEM also asked the court to enjoin LTV Steel from future violations of certain water quality statutes, permits and orders which IDEM alleged applied to water discharges and to order LTV Steel to pay a civil penalty of $25,000 per day of alleged past violations. In December 1995, the Indiana Circuit Court approved a settlement of the lawsuit which required LTV Steel to pay $1.5 million in civil penalties as well as, among other things, a certification by LTV Steel that work on a waste-water control project is complete. The civil penalty has been paid and the certification has been issued by LTV Steel.

     Also, in April 1995, LTV Steel received a NOV issued by IDEM which alleges that releases of contaminants onto and beneath the ground have occurred at the Indiana Harbor Works in violation of applicable environmental regulations. IDEM is seeking to have the Company undertake a comprehensive remediation program to clean up the alleged on-ground and below-ground contamination at the facility. The NOV is broad-based and, depending upon the nature of the remediation program that might be imposed upon the subsidiary and IDEM's authority to require a comprehensive clean-up, the cost of such work could be substantial.

     IDEM has also issued NOV's to LTV Steel relating to BOF precipitator stack fugitive emissions from the BOF roof monitors at the Indiana Harbor Works. LTV Steel is subject to a maximum statutory penalty of $25,000 per day for each violation.

     State of Illinois. After notifying the Illinois EPA (the "IEPA") of the improper disposal of certain wastes, including hazardous wastes, at what formerly was the ore yard at LTV Steel's Chicago plant, LTV Steel removed the discovered wastes and disposed of them as required by law. Recently, however, additional wastes have been discovered at another area at the site. LTV Steel is currently investigating these deposits and developing remedial plans for the clean-up of the deposited waste.

     State of Georgia. In September 1995, Georgia Tubing Corporation, a wholly owned subsidiary of the Company, was notified by the Georgia Department of Environmental Protection that it will seek an unspecified civil penalty (which is not expected to be material in amount) due to a delay in the installation of equipment for controlling the emissions of volatile organic compounds from coating lines at the subsidiary's plant.

     U.S. Coast Guard -- Oil Spill. In June 1994, oil escaped from an intake channel at LTV Steel's Indiana Harbor works into the Indiana Harbor. Under the supervision of the U.S. Coast Guard, LTV Steel took emergency response actions to contain and clean up the oil spill. The U.S. Coast Guard filed claims against LTV Steel for $96,000 in connection with the clean-up and is seeking a $10,000 penalty which has been appealed.

  Joint Plan

     Remaining Proceedings Relating to Status of Claims. Aetna Casualty and Surety Company ("Aetna") filed 10 appeals to the U.S. District Court for the Southern District of New York ("District Court") from various orders of the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), including the order confirming the Joint Plan. The State of Minnesota ("Minnesota") filed an appeal to the same court. Both Aetna and Minnesota seek priority for certain of their claims that were classified as general unsecured claims under the Joint Plan, and, if they were to prevail on their appeals, they would seek cash payments for various claims that (i) were disallowed by the Bankruptcy Court or (ii) have received distributions of non-cash consideration (including stock, warrants and contingent value rights) in accordance with the Joint Plan. In January 1995, the District Court affirmed the Bankruptcy Court's decision denying administrative or excise tax priority to Aetna's claims based upon certain bonds totaling approximately $38 million of its aggregate $45 million of claims. Aetna has appealed such decision to the U.S. Court of Appeals for the Second Circuit. The remaining appeals have been briefed and argued but not decided by the District Court. In November 1995, the District Court ruled that Minnesota's claims were entitled to excise tax priority; in December 1995, the Company appealed the ruling to the U.S. Court of Appeals for the Second Circuit. In addition to what they have already received, if Aetna or Minnesota were ultimately to prevail in the matters on appeal, they would seek payments on the principal amount of their claims, in the following amounts: (i) Aetna -- approximately $27 million; and (ii) Minnesota -- approximately $6 million, plus any interest the Court might award.

  Aerospace-Related Litigation

     Thomson Litigation. On August 3, 1992, the Company filed suit against Thomson CSF, S.A. ("Thomson") in the Bankruptcy Court alleging that Thomson breached its promise to pay the Company $20 million in the event that Thomson was unable to purchase the missiles division from the Company by July 31, 1992 for reasons relating directly or indirectly to Thomson's failure to obtain certain U.S. government authorizations to purchase and operate such division. Thomson denied the allegations and countersued for damages of not less than $250 million plus costs, expenses and attorneys fees, alleging that the Company breached the contract of sale for the missiles division by failing to use "reasonable efforts" to assist Thomson in obtaining the necessary government approvals. Thomson also claimed the Company breached express and implied warranties under the purchase agreement by failing to disclose accurate information regarding certain security requirements for missiles division contracts and thereby fraudulently induced Thomson to enter into such agreement. The counterclaims also sought an order declaring that Thomson was not obligated to pay the Company the $20 million reverse break-up fee. In June 1993, the Bankruptcy Court granted the Company's motion for summary judgment as to Thomson's claims of breach of express and implied warranties and fraud. In September 1995, the Bankruptcy Court ruled following a trial that Thomson had breached its promise to pay the Company $20 million as a result of Thomson's inability to complete the purchase of the Company's missiles division by July 31, 1992 and that the Company had not breached the contract with Thomson by failing to use "reasonable efforts" to assist Thomson in obtaining the necessary government approvals. Thomson has appealed the rulings to the U.S. District Court for the Southern District of New York and provided security for the monetary judgment, including allowed interest, pending the appeal. In connection with the Joint Plan, the Company has provided a guarantee to contribute to an aerospace creditor trust up to $10 million following a final judgment in this lawsuit. The Company proposes to use the proceeds from this lawsuit to satisfy this obligation. In the event such proceeds are less than $10 million, the Company will be required to make a payment to the trust in the amount necessary to make up any difference. The aerospace creditors trust is also entitled to half of all allowed interest on any judgment against Thomson in favor of the Company.

     McDonnell Douglas Litigation. On September 17, 1992, the Company filed an action in the District Court for Dallas County, Texas against McDonnell Douglas Corporation ("McDonnell Douglas") which sought to collect $26.3 million owed to the Company under a technology transfer agreement and automatic riveting technology license agreement. As part of the terms of the Joint Plan, the Company assigned its claim against McDonnell Douglas to the aerospace creditors trust, and the trust became a named party in the litigation. On October 26, 1992, the action was removed to the U.S. District Court for the Northern District of Texas. On September 29, 1992, McDonnell Douglas filed an action in the U.S. District Court for the Central District of California against the Company alleging that the Company had breached the two above-mentioned contracts as well as an alleged oral contract to provide additional consideration in the event that the value of the riveting technology subject to the license was determined to be less than $41.3 million. The complaint sought an unspecified amount of damages for the alleged breaches as well as rescission of the contracts on the grounds of fraud and unilateral mistake of fact and the return of $15 million previously paid under the contracts. The parties stipulated to the transfer of this action to the U.S. District Court for the Northern District of Texas. In November 1995, the Company, the aerospace creditors trust and McDonnell Douglas entered into an agreement to settle the litigation which provided for the Company and McDonnell Douglas each to contribute $8.25 million to the aerospace creditors trust. As a result of the settlement, the U.S. District Court for the Northern District of Texas dismissed the action in late 1995.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     "Shareholders' Information" on the inside back cover, "Eleven Year Financial Summary" on page 56, "Quarterly Financial Information" on page 58 and "Liquidity and Financial Resources" on page 33 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

  Required Approval for Certain Purchases of Common Stock and Series A Warrants

     For the purpose of preserving LTV's ability to utilize certain favorable tax attributes, Article Ninth of LTV's Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of Common Stock or Series A Warrants that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above. A person's ownership interest percentage for purposes of Article Ninth is determined by reference to specified federal income tax principles, including attribution of shares from certain related parties, deemed exercise of rights to acquire stock (such as the Company's Series A Warrants) and aggregation of shares purchased by persons acting in concert. PURCHASES OF COMMON STOCK OR SERIES A WARRANTS FROM ANY PERSON OTHER THAN THE COMPANY ARE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH, AND ANY UNAPPROVED PURCHASE IN EXCESS OF THE AMOUNTS PERMITTED BY ARTICLE NINTH WILL BE VOID AB INITIO. PROSPECTIVE PURCHASERS OF COMMON STOCK OR SERIES A WARRANTS WHO BELIEVE THAT THEY MAY BE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH SHOULD CONSULT WITH THEIR ADVISORS OR LTV IN ADVANCE OF ACQUIRING SUCH SECURITIES TO DETERMINE IF ADVANCE APPROVAL MUST BE OBTAINED FROM LTV'S BOARD OF DIRECTORS.

ITEM 6.   SELECTED FINANCIAL DATA.

     "Eleven Year Financial Summary" on page 56 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     "Management's Discussion and Analysis" on pages 30 through 37 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The listing on page F-1 lists all financial statements which are filed as a part of this Report and which are incorporated herein by reference.

     "Quarterly Financial Information" on page 58 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the directors of LTV to be included in LTV's Annual Proxy Statement for the 1996 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1996, is incorporated herein by reference. Information relating to the executive officers of LTV is included in "Item 1. Business-Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION.

     Information relating to management remuneration and transactions included in LTV's Annual Proxy Statement for the 1996 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1996, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to ownership of LTV stock by the directors and officers of LTV and owners of more than 5% of any class of LTV stock to be included in LTV's Annual Proxy Statement for the 1996 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1996, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships and related transactions to be included in LTV's Annual Proxy Statement for the 1996 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1996, is incorporated herein by reference.

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

        (2)-(1)        -- The LTV Second Modified Joint Plan of Reorganization (incorporated herein by reference to Exhibit (28)(a)-(3) to LTV's Annual Report on
                          Form 10-K for the Fiscal Year ended December 31, 1992, filed with the Commission (File No. 1- 4368) on March 31, 1993)
        (2)-(2)        -- Confirmation Order of the United States Bankruptcy Court for the
                          Southern District of New York entered on May 27, 1993, confirming the
                          LTV Second Modified Joint Plan of Reorganization (which includes, as Exhibit C to the Confirmation Order, amendments to the LTV
                          Second Modified Joint Plan of Reorganization) (incorporated herein by reference to Exhibit 2(2) to LTV's Current Report on Form 8-K,
                          filed with the Commission (File No. 1-4368) on June 7, 1993)
        (3)-(1)        -- Restated Certificate of Incorporation of LTV dated June 28, 1993
                          (incorporated herein by reference to Exhibit 3.1 to LTV's Registration
                          Statement on Form S-1 [Registration No. 33-50217])
        (3)-(2)        -- Certificate of Designations for Series B Preferred Stock
                          (incorporated herein by reference to Exhibit 4 to SMI America, Inc.'s
                          13D Filing)
        (3)-(3)        -- Amended and Restated By-laws of LTV effective June 28, 1993
                          (incorporated herein by reference to Exhibit D to The LTV Second
                          Modified Disclosure Statement and Joint Plan of Reorganization,
                          which is Exhibit (28)(a)-(3) to the Company's Annual Report on Form
                          10-K for the Fiscal Year ended December 31, 1992, filed with the
                          Commission (File No. 1-4368) on March 31, 1993)
       (10)-(1)        -- LTV Executive Benefit Plan as amended and restated effective
                          January 1, 1985 (incorporated herein by reference to Exhibit
                          (10)(c)-(2) to LTV's Report on Form 10-K for the year ended
                          December 31, 1985)
       (10)-(2)        -- Amendment to LTV Executive Benefit Plan adopted November 20, 1987
                          (incorporated herein by reference to Exhibit (10)(c)-(3) to LTV's
                          Report on Form 10-K for the year ended December 31, 1987)
       (10)-(3)        -- LTV Excess Benefit Plan dated as of January 1, 1985 (incorporated herein by reference to Exhibit (10)(c)-(5) to LTV's Report on Form
                          10-K for the year ended December 31, 1984)
       (10)-(4)        -- Employment Agreement dated February 1, 1991, between LTV and David
                          H. Hoag (incorporated herein by reference to Exhibit (10)(c)-(9) to
                          LTV's Report on Form 10-K for the year ended December 31, 1990)
       (10)-(5)        -- Settlement Agreement dated as of June 28, 1993 between LTV, the
                          PBGC, the Initial LTV Group (as defined in the Settlement Agreement)
                          and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit 10.10 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
       (10)-(6)        -- Assignment, Pledge and Security Agreement dated as of June 28, 1993 between LTV Steel Company, Inc. and the PBGC (incorporated herein by reference to Exhibit 10.11 to LTV's Report on Form 10-Q for the
                          quarter ended June 30, 1993)
       (10)-(7)        -- Securities Purchase Agreement dated as of May 26, 1993 by and among
                          LTV, LTV Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to Exhibit 2 to SMI America, Inc.'s 13D Filing)

       (10)-(8)        -- Common Stock Registration Rights Agreement dated as of June 28,
                          1993 by and between LTV and SMI America, Inc. (incorporated herein by reference to Exhibit 5 to SMI America, Inc.'s 13D Filing)
       (10)-(9)        -- Consultation and Management Participation Agreement dated as of
                          June 28, 1993 between LTV and Sumitomo Metal Industries, Ltd.
                          (incorporated herein by reference to Exhibit 6 to SMI America,
                          Inc.'s 13D Filing)
      (10)-(10)        -- L-S Exchange Right and Security Agreement dated as of June 28, 1993 by and among LTV/EGL Holding Company, Sumikin EGL Corp., LTV, SMI
                          America Inc., and Sumitomo Metal USA Corporation (incorporated herein by reference to Exhibit 7 to SMI America, Inc.'s 13D Filing)
      (10)-(11)        -- Letter of Credit Agreement dated as of October 12, 1994 among LTV
                          Steel Company, Inc., Continental Emsco Company, LTV Steel Mining
                          Company, LTV Steel Tubular Products Company, LTV, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(12) to LTV's Report on Form 10-Q for the
                          quarter ended September 30, 1994)
      (10)-(12)        -- Subsidiary Guaranty dated as of October 12, 1994 by Georgia Tubing
                          Corporation, Youngstown Erie Corporation, Erie B Corporation and Erie
                          I Corporation for the benefit of BT Commercial Corporation as agent
                          (incorporated herein by reference to Exhibit (10)-(13) to LTV's
                          Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(13)        -- Collateral Account Agreement dated as of October 12, 1994 among LTV
                          Steel Company, Inc., Continental Emsco Company, LTV Steel Mining
                          Company, LTV Steel Tubular Products, LTV and BT Commercial
                          Corporation as collateral agent (incorporated herein by reference to Exhibit (10)-(14) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(14)        -- Inventory Security Agreement dated as of June 28, 1993 and amended and restated as of October 12, 1994 among LTV, LTV Steel Company,
                          Inc., LTV Steel Mining Company, Continental Emsco Company, LTV
                          Steel Tubular Products Company and BT Commercial Corporation as
                          agent (incorporated herein by reference to Exhibit (10)-(15) to
                          LTV's Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(15)        -- Inventory Intercreditor Agreement dated as of June 28, 1993 and amended and restated as of October 12, 1994 among BT Commercial
                          Corporation as agent for the Lenders and SMI America, Inc. as agent for the Noteholders (incorporated herein by reference to Exhibit
                          (10)-(16) to LTV's Report on Form 10-Q for the quarter ended
                          September 30, 1994)
      (10)-(16)        -- Intercreditor Collateral Account Agreement dated as of October 12,
                          1994 by and among LTV Steel Company, Inc., LTV and BT Commercial
                          Corporation (incorporated herein by reference to Exhibit (10)-(17)
                          to LTV's Report on Form 10-Q for the quarter ended September 30,
                          1994)
      (10)-(17)        -- Pledge Agreement dated as of October 12, 1994 between LTV, LTV
                          Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular
                          Products Company, Georgia Tubing Corporation and BT Commercial
                          Corporation (incorporated herein by reference to Exhibit (10)-(18)
                          to LTV's Report on Form 10-Q for the quarter ended September 30,
                          1994)
      (10)-(18)        -- Amended and Restated Subordination Agreement dated as of June 28,
                          1993 and amended and restated as of October 12, 1994 among the PBGC,
                          BT Commercial Corporation and Chemical Bank (incorporated herein by reference to Exhibit (10)-(19) to LTV's Report on Form 10-Q for the
                          quarter ended September 30, 1994)

      (10)-(19)        -- Amendments Nos. 1 and 2 to the Securities Purchase Agreement dated as of May 26, 1993 among LTV, LTV Steel Company, Inc. and SMI America,
                          Inc. (incorporated herein by reference to Exhibit (10)-(20) to
                          LTV's Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(20)        -- Amendments Nos. 1 through 4 to the Settlement Agreement dated as of
                          June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV, as Administrator of
                          the Restored Plans (incorporated herein by reference to Exhibit
                          (10)-(21) to LTV's Report on Form 10-Q for the quarter ended
                          September 30, 1994)
      (10)-(21)        -- Revolving Credit Agreement dated as of October 12, 1994 among LTV
                          Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent
                          (incorporated herein by reference to Exhibit (10)-(22) to LTV's
                          Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(22)        -- Receivables Purchase and Sale Agreement dated as of October 12,
                          1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company,
                          LTV Steel Tubular Products Company, Georgia Tubing Corporation and
                          LTV Sales Finance Company (incorporated herein by reference to
                          Exhibit (10)-(23) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(23)        -- Accession Agreement dated as of October 12, 1994 among LTV Sales
                          Finance Company, the financial institutions listed on the signature pages thereof, the issuing bank named thereon, and Bankers Trust
                          Company as facility agent and collateral agent (incorporated herein by reference to Exhibit (10)-(24) to LTV's Report on Form 10-Q for
                          the quarter ended September 30, 1994)
      (10)-(24)        -- Trust Termination Acknowledgment and Agreement, dated October 12,
                          1994, between LTV Sales Finance Company and Wilmington Trust Company
                          (incorporated herein by reference to Exhibit (10)-(25) to LTV's
                          Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(25)        -- Assignment and Transfer Agreement, dated as of October 12, 1994, by and between LTV Master Receivables Trust and LTV Sales Finance Company
                          (incorporated herein by reference to Exhibit (10)-(26) to LTV's
                          Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(26)        -- Collateral Trust Agreement dated as of May 25, 1993 among LTV, LTV
                          Steel Company, Inc., United Steelworkers of America and Bank One Ohio
                          Trust Company, N.A., as Collateral Trustee (incorporated herein by reference to Exhibit 10.33 to LTV's Report on Form 10-Q for the
                          quarter ended June 30, 1993)
      (10)-(27)        -- Open-End Mortgage, Security Agreement and Fixture Filing dated as of June 28, 1993 by LTV Steel Company, Inc. to Bank One Ohio Trust
                          Company, N.A. (incorporated herein by reference to Exhibit 10.34 to
                          LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
      (10)-(28)        -- License Agreement dated as of June 28, 1993 between LTV Steel
                          Company, Inc. and Bank One Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit 10.35 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
      (10)-(29)        -- Warrant Agreement dated as of June 28, 1993 between LTV and Society
                          National Bank, as Warrant Agent (incorporated herein by reference to Exhibit 10.37 to LTV's Report on Form 10-Q for the quarter ended
                          June 30, 1993)

      (10)-(30)        -- Settlement Agreement and Stipulated Order on behalf of the United
                          States of America on behalf of the United States Environmental
                          Protection Agency approved by the United States Bankruptcy Court,
                          Southern District of New York (the "Court") on April 15, 1993 and
                          supplemented by Exhibit 10.38 below (incorporated herein by reference to Exhibit 10.38 to LTV's Report on Form 10-Q for the
                          quarter ended June 30, 1993)
      (10)-(31)        -- Second Settlement Agreement and Stipulated Order supplementing
                          10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit 10.39 to LTV's Registration Statement on Form
                          S-1 [Registration No. 33-50217])
      (10)-(32)        -- Settlement Agreement and Stipulated Order on behalf of the State of
                          Minnesota approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.39 to LTV's Report on Form 10-Q for the
                          quarter ended June 30, 1993)
      (10)-(33)        -- Settlement Agreement and Stipulated Order on behalf of the State of
                          Indiana on behalf of the Indiana Department of Environmental
                          Management approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.40 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
      (10)-(34)        -- Settlement Agreement and Stipulated Order on behalf of the State of
                          New York and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.42 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
      (10)-(35)        -- Settlement Agreement and Stipulated Order on behalf of the State of
                          Connecticut and approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.43 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
      (10)-(36)        -- Settlement Agreement and Stipulated Order on behalf of the
                          Commonwealth of Pennsylvania and approved by the Court on May 24, 1993
                          (incorporated herein by reference to Exhibit 10.44 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
      (10)-(37)        -- Settlement Agreement and Stipulated Order on behalf of the State of
                          Ohio on behalf of the Ohio Environmental Protection Agency and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.45 to LTV's Report on Form 10-Q for the
                          quarter ended June 30, 1993)
      (10)-(38)        -- Settlement Agreement and Stipulated Order on behalf of the State of
                          Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.46 to LTV's Report on Form 10-Q for the
                          quarter ended June 30, 1993)
      (10)-(39)        -- Closing Agreement Between LTV, its subsidiaries and the
                          Commissioner of Internal Revenue as filed with the United States
                          Bankruptcy Court for the Southern District of New York on May 14,
                          1993 (incorporated herein by reference to Exhibit 10.47 to LTV's
                          Report on Form 10-Q for the quarter ended June 30, 1993)
      (10)-(40)        -- The LTV Corporation Non-Employee Directors Stock Option Plan
                          adopted on October 22, 1993 (incorporated herein by reference to
                          Exhibit 10.49 to Amendment No. 2 to LTV's Registration Statement on
                          Form S-1 [Registration No. 33-50217])
      (10)-(41)        -- Amendment to LTV Executive Benefit Plan adopted October 22, 1993
                          (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No.
                          33-50217])

      (10)-(42)        -- LTV Executive Benefit Trust Agreement approved on October 22, 1993
                          (incorporated herein by reference to Exhibit 10.51 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No.
                          33-50217])
      (10)-(43)        -- The LTV Corporation Supplemental Management Retirement Plan adopted on October 22, 1993 (incorporated herein by reference to Exhibit 10.52 to Amendment No. 2 to LTV's Registration Statement on Form S-1
                          [Registration No. 33-50217])
      (10)-(44)        -- The LTV Corporation Supplemental Management Retirement Trust
                          Agreement approved on October 22, 1993 (incorporated herein by reference to Exhibit 10.53 to Amendment No. 2 to LTV's Registration
                          Statement on Form S-1 [Registration No. 33-50217])
      (10)-(45)        -- The LTV Corporation Management Incentive Program as amended on
                          January 28, 1994 (incorporated by reference to Exhibit (10)-(53) to
                          LTV's Report on Form 10-K for the year ended December 31, 1993)
      (10)-(46)        -- Amendment to The LTV Corporation Supplemental Management Retirement
                          Plan adopted on January 28, 1994 (incorporated by reference to
                          Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended
                          December 31, 1993)
      (10)-(47)        -- Amendment to LTV Executive Benefit Plan adopted October 28, 1994
                          (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(48)        -- Amendment to The LTV Corporation Management Incentive Program
                          adopted October 28, 1994 (incorporated herein by reference to Exhibit
                          (10)-(49) to LTV's Report on Form 10-Q for the quarter ended
                          September 30, 1994)
      (10)-(49)        -- Amendment to The LTV Corporation Non-Employee Directors Stock
                          Option Plan adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(50) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(50)        -- Amendment to The LTV Corporation Supplemental Management Retirement
                          Plan adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)
      (10)-(51)        -- The LTV Corporation Non-Employee Directors' Equity Compensation
                          Plan (incorporated herein by reference to Exhibit 4.3 to LTV's
                          Registration Statement on Form S-8 [Registration No. 33-56857])
      (10)-(52)        -- The LTV Corporation Non-Employee Directors' Deferred Compensation
                          Plan (incorporated herein by reference to Exhibit (10)-(53) to LTV's
                          Report on Form 10-K for the year ended December 31, 1994)
      (10)-(53)        -- The LTV Corporation Executive Deferred Compensation Plan
                          (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1994)
      (10)-(54)        -- Amendment No. 5 to the Settlement Agreement dated as of June 28,
                          1993 by and among the PBGC, LTV, the Initial LTV Group and LTV, as
                          Administrator of the Restored Plans (incorporated herein by reference to Exhibit (10)-(55) to LTV's Report on Form 10-K for the
                          year ended December 31, 1994)
      (10)-(55)        -- The Hourly Employee Stock Payment Alternative Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on
                          Form S-8 [Registration No. 33-56861])

      (10)-(56)        -- Amendments Nos. 1 through 4 to the Letter of Credit Agreement dated as of October 12, 1994 among LTV Steel Company, Inc., Continental
                          Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products
                          Company, LTV, various financial institutions and BT Commercial
                          Corporation (incorporated herein by reference to Exhibit (10)-(56)
                          to LTV's Report on Form 10-Q for the quarter ended September 30,
                          1995)
      (10)-(57)        -- Amendment No. 1 to the Receivables Purchase and Sale Agreement
                          dated as of October 12, 1994 among LTV, LTV Steel Company, Inc.,
                          Continental Emsco Company, LTV Steel Tubular Products Company,
                          Georgia Tubing Corporation and LTV Sales Finance Company
                          (incorporated herein by reference to Exhibit (10)-(57) to LTV's
                          Report on Form 10-Q for the quarter ended September 30, 1995)
      (10)-(58)        -- Amendments Nos. 6 and 7 to the Settlement Agreement dated as of
                          June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV, as Administrator of
                          the Restored Plans (incorporated herein by reference to Exhibit
                          (10)-(58) to LTV's Report on Form 10-Q for the quarter ended
                          September 30, 1995)
      (10)-(59)        -- Amendment No. 8 to the Settlement Agreement dated as of June 28,
                          1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated
                          Plans (filed herewith)
           (11)        -- Statement re Computation of Per Share Earnings (filed herewith)
           (13)        -- Portions of the 1995 Annual Report to Shareholders incorporated into this Report by reference (filed herewith)
           (21)        -- List of subsidiaries (filed herewith)
           (23)        -- Consent of Ernst & Young LLP (filed herewith)
           (27)        -- Financial Data Schedule (filed herewith)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CLEVELAND, OHIO, AS OF THE 22nd DAY OF FEBRUARY 1996.

                                            THE LTV CORPORATION

                                            By GLENN J. MORAN
                                                      (Glenn J. Moran)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                                TITLE                           DATE
-----------------------------------    -----------------------------------    ---------------------
/s/DAVID H. HOAG                       Chairman of the Board, President,      February 22, 1996
    (David H. Hoag)                    Chief Executive Officer and
                                       Director (Principal Executive
                                       Officer)
/s/ARTHUR W. HUGE                      Senior Vice President and Chief        February 22, 1996
    (Arthur W. Huge)                   Financial Officer (Principal
                                       Financial
                                       Officer and Principal Accounting
                                       Officer)
/s/GEORGE T. HENNING                   Vice President and Controller          February 22, 1996
    (George T. Henning)
/s/EDGAR L. BALL                       Director                               February 22, 1996
    (Edgar L. Ball)
/s/DR. COLIN C. BLAYDON                Director                               February 22, 1996
    (Dr. Colin C. Blaydon)
/s/WILLIAM H. BRICKER                  Director                               February 22, 1996
    (William H. Bricker)
/s/JOHN C. EVANS                       Director                               February 22, 1996
    (John C. Evans)
/s/JOHN E. JACOB                       Director                               February 22, 1996
    (John E. Jacob)
/s/EDWARD C. JOULLIAN III              Director                               February 22, 1996
    (Edward C. Joullian III)
/s/M. THOMAS MOORE                     Director                               February 22, 1996
    (M. Thomas Moore)
/s/HAROLD A. POLING                    Director                               February 22, 1996
    (Harold A. Poling)
/s/VINCENT A. SARNI                    Director                               February 22, 1996
    (Vincent A. Sarni)
/s/SAMUEL K. SKINNER                   Director                               February 22, 1996
    (Samuel K. Skinner)
/s/DR. PAUL G. STERN                   Director                               February 22, 1996
    (Dr. Paul G. Stern)
/s/STEPHEN B. TIMBERS                  Director                               February 22, 1996
    (Stephen B. Timbers)
/s/FARAH M. WALTERS                    Director                               February 22, 1996
    (Farah M. Walters)

                              THE LTV CORPORATION

                       FORM 10-K -- ITEM 14(a)(1) AND (2)
                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

     The following is a listing of the consolidated financial statements which are incorporated herein by reference. The consolidated financial statements of LTV and subsidiaries and Ernst & Young LLP's report thereon, included in the 1995 Annual Report to Shareholders, are incorporated herein by reference in Item
8. With the exception of the pages listed in this index and the pages listed in Items 5, 6, 7 and 8, the 1995 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

                                                                              REFERENCE PAGE
                                                                              --------------
                                                                               1995 ANNUAL
                                                                                REPORT TO
                                                                               SHAREHOLDERS
                                                                               INCORPORATED
                                                                               BY REFERENCE
                                                                              --------------
Report of independent auditors..............................................        55
At December 31, 1995 and 1994:
  Consolidated balance sheet................................................        40
For the years ended December 31, 1995 and 1994,
  and the six months ended June 30 and December 31, 1993:
  Consolidated statement of income..........................................        38
  Consolidated statement of cash flows......................................        39
For the years ended December 31, 1995 and 1994,
  and the six months ended December 31, 1993:
  Consolidated statement of shareholders' equity............................        49
Notes to consolidated financial statements..................................        42

     All schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are inapplicable, or the information required thereby is set forth in the financial statements or the notes thereto.