Form 10-Q
period 1996-03-31
LTV CORP
filed 1996-04-30
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For quarter ended March 31, 1996                    Commission File No. 1-4368




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

                                                      Yes   X    No
                                                          -----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                               105,248,492 shares of common stock
                                    (as of April 25, 1996)

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              THE LTV CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (in millions, except per share data)
                                  (Unaudited)



                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    ------------------
                                                                                    1996         1995
                                                                                    ----         ----
SALES                                                                              $993.1        $1,084.9

COSTS AND EXPENSES
   Cost of products sold                                                            878.7           912.8
   Depreciation and amortization                                                     67.1            64.7
   Selling, general and administrative                                               35.1            33.6
   Net interest and other income                                                     (9.0)           (8.3)
                                                                                   ------        --------
      Total                                                                         971.9         1,002.8
                                                                                   ------        --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                21.2            82.1

Income tax provision
   Taxes payable                                                                      0.4             0.2
   Taxes not payable in cash                                                          7.5            31.0
                                                                                   ------        --------
      Total                                                                           7.9            31.2
                                                                                   ------        --------

INCOME FROM CONTINUING OPERATIONS                                                    13.3            50.9

Discontinued operations                                                                --             0.3
                                                                                   ------        --------

      NET INCOME                                                                   $ 13.3        $   51.2
                                                                                   ======        ========


EARNINGS PER SHARE

   Primary                                                                         $ 0.12        $   0.47
                                                                                   ======        ========
   Fully diluted                                                                   $ 0.12        $   0.46
                                                                                   ======        ========




- ----------
See notes to consolidated financial statements.

                              THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)

                                                                                          March 31,        December 31,
                                                                                            1996               1995
                                                                                          ---------        ------------
ASSETS                                                                                   (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                           $     202.9         $     265.9
    Marketable securities                                                                     529.0               457.2
                                                                                        -----------         -----------
                                                                                              731.9               723.1
    Receivables, less allowance for doubtful accounts                                         400.8               396.1
    Inventories:
       Products                                                                               540.4               512.6
       Materials, purchased parts and supplies                                                205.1               229.9
                                                                                        -----------         -----------
          Total inventories                                                                   745.5               742.5
    Prepaid expenses, deposits and other                                                       11.2                 8.7
                                                                                        -----------         -----------
          Total current assets                                                              1,889.4             1,870.4
                                                                                        -----------         -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS                                                       411.7               369.5
PROPERTY, PLANT AND EQUIPMENT                                                               3,696.0             3,658.2
    Allowance for depreciation                                                               (579.7)             (518.0)
                                                                                        -----------         -----------
          Total property, plant and equipment                                               3,116.3             3,140.2
                                                                                        -----------         -----------
                                                                                        $   5,417.4         $   5,380.1
                                                                                        ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                    $     308.8         $     255.0
    Accrued employee compensation and benefits                                                418.1               408.4
    Other accrued liabilities                                                                 184.8               183.3
                                                                                        -----------         -----------
          Total current liabilities                                                           911.7               846.7
                                                                                        -----------         -----------
NONCURRENT LIABILITIES
    Long-term debt                                                                            150.4               150.4
    Postemployment health care and other insurance benefits                                 1,598.1             1,598.4
    Pension benefits                                                                          945.0               988.7
    Other                                                                                     419.3               420.7
                                                                                        -----------         -----------
          Total noncurrent liabilities                                                      3,112.8             3,158.2
                                                                                        -----------         -----------
SHAREHOLDERS' EQUITY
    Convertible preferred stock (stated value $50.0)                                            0.5                 0.5
    Common stock (par value $0.50 per share)                                                   52.8                52.8
    Additional paid-in capital                                                                965.5               958.0
    Retained earnings                                                                         562.0               549.3
    Minimum pension liability adjustment                                                     (184.8)             (184.8)
    Other                                                                                      (3.1)               (0.6)
                                                                                        -----------         -----------
         Total shareholders' equity                                                         1,392.9             1,375.2
                                                                                        -----------         -----------
                                                                                        $   5,417.4         $   5,380.1
                                                                                        ===========         ===========




- ----------
See notes to consolidated financial statements.

                              THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)
                                  (Unaudited)



                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                             ------------------------
                                                                                             1996                1995
                                                                                             ----                ----
OPERATING ACTIVITIES
    Income from continuing operations                                                      $  13.3             $  50.9
    Adjustments to reconcile income to net cash provided
       by operating activities:
          Depreciation and amortization                                                       67.1                64.7
          Income tax provision not payable in cash                                             7.5                31.0
          Defined benefit pension expense                                                     18.2                29.0
          Postemployment benefit payments (more) less than related expense                    (0.3)                8.1
          Changes in assets and liabilities                                                   35.9               (19.1)
          Other                                                                               (4.7)                2.2
                                                                                           -------             -------
              Net cash provided by operating activities                                      137.0               166.8
                                                                                           -------             -------

INVESTING ACTIVITIES
    Capital expenditures                                                                     (43.2)              (36.8)
    Investment in Trico Steel Company                                                        (43.6)               (0.8)
    Net purchases of marketable securities                                                   (71.8)               (5.1)
    Proceeds from dispositions of discontinued operations,
       businesses and properties                                                               5.9                 3.2
    Other                                                                                     (3.5)               (3.2)
                                                                                           -------             -------
              Net cash used in investing activities                                         (156.2)              (42.7)
                                                                                           -------             -------

FINANCING ACTIVITIES
    Pension funding to restored plans                                                        (43.2)             (184.4)
    Preferred dividends paid                                                                  (0.6)               (0.6)
    Other                                                                                        -                (0.4)
                                                                                           -------             -------
              Net cash used in financing activities                                          (43.8)             (185.4)
                                                                                           -------             -------
Net decrease in cash and cash equivalents                                                    (63.0)              (61.3)

Cash and cash equivalents at beginning of period                                             265.9               335.4
                                                                                           -------             -------
Cash and cash equivalents at end of period                                                 $ 202.9             $ 274.1
                                                                                           =======             =======





- ----------
See notes to consolidated financial statements.

                              THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996




NOTE (1) - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform with the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1995 included in the LTV Annual Report to Shareholders incorporated by reference into the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE (2) - The Company's income tax provision from continuing operations was $7.9 million in the first quarter of 1996 compared with $31.2 million in 1995. Included in the 1996 and 1995 first quarter income tax provisions are federal and state income tax expense amounts of $7.5 million and $31.0 million, respectively, which do not result in cash payments. As LTV realizes the benefits of pre-reorganization net deferred tax assets through reduced cash tax payments, such benefits increase paid-in capital. In prior years, such benefits first reduced the intangible asset resulting from the reorganization until it was eliminated in 1995. The Company's actual income tax cash payments are, and will continue to be, significantly less than the total financial statement expense amounts as the benefits of pre-reorganization net deferred tax assets are realized. Amounts totaling $7.5 million and $4.1 million were reported as increases to the additional paid-in capital account of shareholders' equity in the first quarter ended 1996 and 1995, respectively.

NOTE (3) - Supplemental cash flow information is presented as follows (in millions):

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    ------------------------------
                                                                                    1996                 1995
                                                                                    ----                 ----
Interest payments                                                               $      2.8         $      0.7
Income tax payments (refunds)                                                          0.3               (0.3)
Capitalized interest                                                                   1.8                1.8

     Purchases of marketable securities totaled $1,562.8 million and $838.2 million, and sales and maturities of marketable securities totaled $1,489.4 million and $833.7 million during the three months ended March 31, 1996 and 1995, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 1996 AND 1995

Sales
- -----

     Sales of $993.1 million in the first quarter of 1996 decreased by $92 million (8%) from the first quarter of 1995. First quarter 1996 steel shipments of 2.0 million tons, while increasing by 19,000 tons (1%) from the first quarter of 1995, were impacted by the work stoppage at General Motors Corporation, a major customer. Hot and cold flat rolled product sales of $497.5 million were 9% lower in the first quarter of 1996 versus the first quarter of 1995, reflecting a decrease in average selling prices and due to the mix of products sold, partially offset by a 2% increase in shipments. Galvanized product sales of $285.8 million were 14% lower in the first quarter of 1996 versus the first quarter of 1995, reflecting a 5% decrease in shipments and a decrease in average selling prices. Tin mill product sales of $106.6 million were 10% higher in the first quarter of 1996, reflecting a 16% increase in shipments, partially offset by a decrease in average selling prices. Tubular product sales of $77.1 million, consisting primarily of electrical conduit, electric weld pipe and welded tubing, were 6% lower in the first quarter of 1996, reflecting a 1% decrease in shipments and a decrease in average selling prices.

     Nonsteel sales in the first quarter of 1996 of $26.1 million were $3.2 million less than in the first quarter of 1995.

Production and Costs
- --------------------

     Raw steel production of 2.2 million tons in the first quarter of 1996 decreased by 8,000 tons compared with the first quarter of 1995. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the first quarter of 1996 was 105% compared with 107% in 1995.

     Cost of products sold as a percentage of sales increased to 88% in the first quarter of 1996 from 84% in the first quarter of 1995. This percentage increase results from the lower average selling prices in the 1996 period. Productivity and cost improvements in 1996 were partially offset by cold weather cost penalties primarily at the Company's iron ore and coke plant operations.

Net Interest and Other Income
- -----------------------------

     Net interest and other income of $9.0 million in the first quarter of 1996 increased by $0.7 million from the first quarter of 1995. The improvements were primarily due to reduced interest expense on the lower average debt outstanding in the 1996 period.

Income Taxes
- ------------

     For information regarding income taxes, see Note (2) to the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity include cash and cash equivalents, marketable securities, cash from operations, amounts available under credit facilities and other external sources of funds. Management believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, investments in joint ventures, pensions and postemployment health care.

     During the first quarter of 1996, cash provided by operating activities amounted to $137.0 million. Major uses of cash during the first quarter of 1996 included contributions to the Company's restored pension plans of $43.2 million, capital expenditures of $43.2 million, investments in Trico Steel Company of $43.6 million and net purchases of marketable securities of $71.8 million. In the first quarter of 1996, total cash and cash equivalents decreased by $63.0 million to $202.9 million at March 31, 1996. Since December 31, 1995, total cash, cash equivalents and marketable securities have increased by $8.8 million to $731.9 million at March 31, 1996.

     The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At March 31, 1996, $276.5 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $25.8 million under this facility. The Company also has a separate letter of credit facility that provides for the issuance of up to $150 million in letters of credit. At March 31, 1996, letters of credit totaling $84.6 million were outstanding under this facility.

     The Company's long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payments of dividends, capital expenditures, investments in subsidiaries and borrowings. The PBGC Agreement also requires that a significant portion of the Company's annual cash flow be contributed to the Company's pension plans. Under the terms of the most restrictive debt covenant, approximately $113.3 million of retained earnings are available for Common Stock dividend payments at March 31, 1996. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

     A 1993 agreement with the USWA provided that a portion of the requirements with respect to certain postemployment benefits would be secured by a junior lien of $250 million on collateral with an unencumbered fair market value of at least $500 million. The initial security was provided by the grant of a mortgage on facilities having a carrying value of approximately $500 million.

     LTV competes directly with domestic and foreign integrated flat rolled carbon steel producers, minimills and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood, which sometimes can be substituted for flat rolled carbon steel in manufacturing and construction. Certain companies have announced plans or begun construction of additional minimills to produce flat rolled products. Thin slab casting technologies have allowed some minimills to enter certain flat rolled markets that have traditionally been supplied by integrated producers. The primary factors that affect competition include price, quality, delivery and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate some of its products from those of competitors on the basis of product quality, on-time delivery performance, and product and technical support to customers. LTV will continue to require substantial funds in future years to maintain and improve its steel operations in order to compete with steel substitutes, minimills and other fully integrated steelmakers. Capital expenditures for the three months ended March 31, 1996 totaled $43.2 million and for the full year are estimated to total $277 million. LTV's investment in Trico for the three months ended March 31, 1996 totaled $43.6 million and for the full year is estimated to total $60 million.


ENVIRONMENTAL LIABILITIES AND RELATED COSTS

     LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean-up of environmental media such as soils and groundwater ("remediation liabilities"). As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company's facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed.

     The Company spent $2.8 million during the first three months of 1996 for environmental clean-up and related matters at operating and idled facilities, and at March 31, 1996, has a recorded liability of $96.4 million for known and identifiable environmental and related matters. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $5.1 million in the first three months of 1996 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $30 million annually in capital expenditures during the next five years to meet environmental standards.

OTHER MATTERS

     In conjunction with its contract with the United Steelworkers of America, the Company is currently negotiating certain wage provisions that, in the absence of an agreement, will be subject to binding arbitration. The new labor terms become effective August 1, 1996. The current contract prohibits strikes and other work interruptions during the term of the agreement, which expires August 1, 1999.

     On April 15, 1996, the Company announced its first quarterly dividend payment since 1984. The dividend of three cents per common share will be payable on June 7, 1996 to shareholders of record on May 15, 1996.

     Also announced on April 15 was LTV's intention to enter into an international joint venture to produce high purity direct reduced iron ("DRI") briquettes for use in electric furnace steelmaking operations. Investors will be subsidiaries of LTV and Cleveland-Cliffs Inc of Cleveland, each with 46.5% investment in the new company, Cliffs and Associates Limited. Lurgi AG of Germany will own the remaining 7%. Capital cost of the project, to be located in Trinidad, is estimated at $150 million. Definitive agreements are expected to be completed in the near future. Construction of the new plant will begin in the second quarter of 1996, with production slated for mid-1998. Once fully operational, Cliffs and Associates will produce about 500,000 metric tons of DRI briquettes per year.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

      In March 1996, Kawasaki Steel Corporation ("Kawasaki") filed an action in the U.S. District Court for the Northern District of Ohio, Eastern Division, alleging that the continuous annealing line at the Cleveland Works of LTV Steel Company, Inc. ("LTV Steel"), a wholly owned subsidiary of the Company, infringes five patents owned by Kawasaki. The action seeks to enjoin LTV Steel from future infringement of the patents and unspecified damages, interest and costs for the alleged prior infringement of the patents.

      In April 1996, the Georgia Department of Natural Resources and Georgia Tubing Corporation, a wholly owned subsidiary of the Company, entered into a consent decree requiring payment by the subsidiary of approximately $420,000 in penalties in connection with its operation of a paint line without all required air quality controls. The agreement also requires that the control facilities be installed on the line at a cost of approximately $320,000.

      In April 1996, the Company and the State of Minnesota agreed to settle with a $3.9 million cash payment by the Company the action relating to the State of Minnesota's claims in the Company's bankruptcy that was described in
Item 3 of the Company's Report on Form 10-K for the year ended December 31,
1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held April 15, 1996. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1. All four nominees for director listed in the proxy statement were elected.

         Name                                        Votes For                  Votes Withheld
         ----                                        ---------                  --------------
         Edgar L. Ball                               94,314,115                     2,435,901
         Edward C. Joullian III                      94,027,518                     2,722,498
         John E. Jacob                               94,368,992                     2,381,024
         Samuel K. Skinner                           94,386,209                     2,363,807

2. The proposal to ratify the selection of Ernst & Young LLP as LTV's outside auditors for 1996 passed. (For - 95,864,912; against - 477,984; abstained 407,120)


ITEM 5.  OTHER INFORMATION

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

         (10)-(5)               -   Settlement Agreement dated as of June 28, 1993 between LTV, the PBGC, the Initial LTV
                                    Group (as defined in the  Settlement Agreement) and LTV, as Administrator of the Restored Plans
                                    (incorporated herein by reference to Exhibit 10.10 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)


         (10)-(6)               -   Assignment, Pledge and Security Agreement dated as of June 28, 1993 between LTV Steel
                                    Company, Inc. and the PBGC (incorporated herein by reference to Exhibit 10.11 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(7)               -   Securities Purchase Agreement dated as of May 26, 1993 by and among LTV, LTV Steel
                                    Company, Inc. and SMI America, Inc. (incorporated herein by reference to Exhibit 2 to
                                    SMI America, Inc.'s 13D Filing)

         (10)-(8)               -   Common Stock Registration Rights Agreement dated as of June 28, 1993 by and between LTV and
                                    SMI America, Inc. (incorporated herein by reference to Exhibit 5 to SMI America, Inc.'s
                                    13D Filing)

         (10)-(9)               -   Consultation and Management Participation Agreement dated as of June 28, 1993 between LTV and
                                    Sumitomo Metal Industries, Ltd. (incorporated herein by reference to Exhibit 6 to SMI
                                    America, Inc.'s 13D Filing)

         (10)-(10)              -   L-S Exchange Right and Security Agreement dated as of June 28, 1993 by and among LTV/EGL
                                    Holding Company, Sumikin EGL Corp., LTV, SMI America  Inc., and Sumitomo  Metal USA
                                    Corporation (incorporated  herein by reference to Exhibit 7 to SMI America, Inc.'s 13D
                                    Filing)

         (10)-(11)              -   Letter of Credit Agreement dated as of October 12, 1994 among LTV Steel Company, Inc.,
                                    Continental Emsco Company, LTV Steel Mining Company,  TV Steel Tubular Products Company,
                                    LTV, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(12) to LTV's Report on Form 10-Q for the quarter ended September
                                    30, 1994)

         (10)-(12)              -   Subsidiary Guaranty dated as of October 12, 1994 by Georgia Tubing Corporation,
                                    Youngstown Erie Corporation, Erie B Corporation and Erie I Corporation for the benefit of BT
                                    Commercial Corporation as agent (incorporated  herein by reference to Exhibit (10)-(13) to
                                    LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(13)              -   Collateral Account Agreement dated as of October 12, 1994 among LTV Steel Company, Inc.,
                                    Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products, LTV and BT
                                    Commercial Corporation as collateral agent (incorporated herein by reference to Exhibit
                                    (10)-(14) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(14)              -   Inventory Security Agreement dated as of June 28, 1993 and amended and restated as of
                                    October 12, 1994 among LTV, LTV Steel Company, Inc., LTV Steel Mining Company, Continental
                                    Emsco Company, LTV Steel Tubular Products Company and BT Commercial Corporation as agent
                                    (incorporated herein by reference to Exhibit (10)-(15) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)

         (10)-(15)              -   Inventory Intercreditor Agreement dated as of June 28, 1993 and amended and restated
                                    as of October 12, 1994 among BT Commercial Corporation as agent for the Lenders and SMI
                                    America, Inc. as agent for the Noteholders (incorporated herein by reference to Exhibit
                                    (10)-(16) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(16)              -   Intercreditor Collateral Account Agreement dated as of October 12, 1994 by and among LTV
                                    Steel Company, Inc., LTV and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(17) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(17)              -   Pledge Agreement dated as of October 12, 1994 between LTV, LTV Steel Company, Inc.,

                                    Continental Emsco Company, LTV Steel Tubular Products Company,  eorgia Tubing
                                    Corporation and BT Commercial Corporation (incorporated herein by reference to Exhibit
                                    (10)-(18) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(18)              -   Amended and Restated Subordination Agreement dated as of June 28, 1993 and amended and restated as of October 12, 1994 among the PBGC, BT Commercial Corporation and Chemical Bank
                                    (incorporated herein by reference to Exhibit (10)-(19) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)

         (10)-(19)              -   Amendments Nos. 1 and 2 to the Securities Purchase Agreement dated as of May 26, 1993 among
                                    LTV, LTV Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to
                                    Exhibit (10)-(20) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(20)              -   Amendments Nos. 1 through 4 to the Settlement Agreement dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit
                                    (10)-(21) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(21)              -   Revolving Credit Agreement dated as of October 12, 1994 among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent (incorporated herein by reference to Exhibit (10)-(22) to LTV's
                                    Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(22)              -   Receivables Purchase and Sale Agreement dated as of October 12, 1994 among LTV, LTV Steel
                                    Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing
                                    Corporation and LTV Sales Finance Company (incorporated herein by reference to Exhibit
                                    (10)-(23) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(23)              -   Accession Agreement dated as of October 12, 1994 among LTV Sales Finance Company, the financial institutions listed on the signature pages thereof, the issuing bank named thereon, and Bankers Trust Company as facility  agent and collateral agent
                                    (incorporated herein by reference to Exhibit (10)-(24) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)

         (10)-(24)              -   Trust Termination Acknowledgment and Agreement, dated October 12, 1994, between LTV Sales
                                    Finance Company and Wilmington Trust Company (incorporated herein by reference to Exhibit
                                    (10)-(25) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(25)              -   Assignment and Transfer Agreement, dated as of October 12, 1994, by and between LTV Master
                                    Receivables Trust and LTV Sales Finance Company (incorporated herein by reference to
                                    Exhibit (10)-(26) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(26)              -   Collateral Trust Agreement dated as of May 25, 1993 among LTV, LTV Steel Company, Inc.,
                                    United Steelworkers of America and Bank One Ohio Trust Company, NA, as Collateral Trustee
                                    (incorporated herein by reference to Exhibit 10.33 to LTV's Report on Form 10-Q for the
                                    quarter ended June 30, 1993)

         (10)-(27)              -   Open-2nd Mortgage, Security Agreement and Fixture Filing dated as of June 28, 1993 by LTV
                                    Steel Company, Inc. to Bank One Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit 10.34 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(28)              -   License Agreement dated as of June 28, 1993 between LTV Steel Company, Inc. and
                                    Bank One Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit 10.35 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(29)              -   Warrant Agreement dated as of June 28, 1993 between LTV and Society National Bank, as
                                    Warrant Agent (incorporated herein by reference to Exhibit 10.37 to LTV's Report on Form
                                    10-Q for the quarter ended June 30, 1993)

         (10)-(30)              -   Settlement Agreement and Stipulated Order on behalf of the United States of America
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

         (10)-(31)              -   Second Settlement Agreement and Stipulated Order supplementing 10.36  bove and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit 10.39 to LTV's
                                    Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(32)              -   Settlement Agreement and Stipulated Order on behalf of the
                                    State of Minnesota approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.39 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(33)              -   Settlement Agreement and Stipulated Order on behalf of the State of Indiana on behalf of the Indiana Department of Environmental Management approved by the Court on May
                                    24, 1993 (incorporated herein by reference to Exhibit 10.40 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(34)              -   Settlement Agreement and Stipulated Order on behalf of the State of New York and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.42 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(35)              -   Settlement Agreement and Stipulated Order on behalf of the State of Connecticut and approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.43 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(36)              -   Settlement Agreement and Stipulated Order on behalf of the Commonwealth of Pennsylvania and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit
                                    10.44 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(37)              -   Settlement Agreement and Stipulated Order on behalf of the State of Ohio on behalf of the
                                    Ohio Environmental Protection Agency and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.45 to LTV's Report on Form 10-Q for the quarter ended
                                    June 30, 1993)


         (10)-(38)              -   Settlement Agreement and Stipulated Order on behalf of the State of Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.46 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(39)              -   Closing Agreement Between LTV, its subsidiaries and the Commissioner of Internal
                                    Revenue as filed with the United States Bankruptcy Court for the Southern District of New York
                                    on May 14, 1993 (incorporated herein by reference to Exhibit 10.47 to LTV's Report on Form
                                    10-Q for the quarter ended June 30, 1993)

         (10)-(40)              -   The LTV Corporation Non-Employee Directors Stock Option Plan adopted on October 22, 1993
                                    (incorporated herein by reference to Exhibit 10.49 to Amendment No. 2 to LTV's
                                    Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(41)              -   Amendment to LTV Executive Benefit Plan adopted October 22, 1993 (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (10)-(42)              -   LTV Executive Benefit Trust Agreement approved on October 22, 1993 (incorporated herein by reference to Exhibit 10.51 to Amendment No. 2 to LTV's Registration Statement on
                                    Form S-1 [Registration No. 33-50217])

         (10)-(43)              -   The LTV Corporation Supplemental Management Retirement Plan adopted on October 22, 1993
                                    (incorporated herein by reference to Exhibit 10.52 to Amendment No. 2 to LTV's
                                    Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(44)              -   The LTV Corporation Supplemental Management Retirement Trust Agreement approved on October
                                    22, 1993 (incorporated herein by reference to Exhibit 10.53 to Amendment No. 2 to LTV's
                                    Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(45)              -   The LTV Corporation Management Incentive Program as amended on January 28, 1994
                                    (incorporated by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1993)

         (10)-(46)              -   Amendment to The LTV Corporation Supplemental Management Retirement Plan adopted on
                                    January 28, 1994 (incorporated by reference to Exhibit (10)-(54) to LTV's Report on
                                    Form 10-K for the year ended December 31, 1993)

         (10)-(47)              -   Amendment to LTV Executive Benefit Plan adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September
                                    30, 1994)

         (10)-(48)              -   Amendment to The LTV Corporation Management Incentive Program adopted October 28, 1994
                                    (incorporated herein by reference to Exhibit (10)-(49) to LTV's Report on Form 10-Q for
                                    the quarter ended September 30, 1994)

         (10)-(49)              -   Amendment to The LTV Corporation Non-Employee Directors Stock Option Plan adopted October
                                    28, 1994 (incorporated herein by reference to Exhibit (10)-(50) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(50)              -   Amendment to The LTV Corporation Supplemental Management Retirement Plan adopted on
                                    October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on
                                    Form 10-Q for the quarter ended September 30, 1994)

         (10)-(51)              -   The LTV Corporation Non-Employee Directors' Equity Compensation Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No.
                                    33-56857])

         (10)-(52)              -   The LTV Corporation Non-Employee Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended December 31,
                                    1994)

         (10)-(53)              -   The LTV Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31,
                                    1994)

         (10)-(54)              -   Amendment No. 5 to the Settlement Agreement dated as of June 28, 1993 by and among the
                                    PBGC, LTV, the Initial LTV Group and LTV, as Administrator of the Restored Plans
                                    (incorporated herein by reference to Exhibit (10)-(55) to LTV's Report on Form 10-K for the
                                    year ended December 31, 1994)

         (10)-(55)              -   The Hourly Employee Stock Payment Alternative Plan (incorporated herein by reference to
                                    Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No. 33-56861])

         (10)-(56)              -   Amendments Nos. 1 through 4 to the Letter of Credit Agreement dated as of October 12,
                                    1994 among LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV
                                    Steel Tubular Products Company, LTV, various financial institutions and BT Commercial
                                    Corporation (incorporated herein by reference to Exhibit (10)-(56) to LTV's Report on Form
                                    10-Q for the quarter ended September 30, 1995)


         (10)-(57)              -   Amendment No. 1 to the Receivables Purchase and Sale Agreement dated as of October 12,
                                    1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products
                                    Company, Georgia Tubing Corporation and LTV Sales Finance Company (incorporated herein by reference to Exhibit (10)-(57) to LTV's Report on Form 10-Q for the quarter ended September 30,
                                    1995)

         (10)-(58)              -   Amendments Nos. 6 and 7 to the Settlement Agreement dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and
                                    LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit
                                    (10)-(58) to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

         (10)-(59)              -   Amendment No. 8 to the Settlement Agreement dated as of June 28, 1993 by and among the
                                    PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as
                                    Administrator of the Restated Plans (incorporated herein by reference to Exhibit
                                    (10)-(59) to LTV's Report on Form 10-K for the year ended December 31, 1995)

         (10)-(60)              -   Amendment No. 5 dated as of November 15, 1995 to the Letter of Credit Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV
                                    Steel Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial Corporation (filed herewith)

         (10)-(61)              -   Amendment No. 6 dated as of February 14, 1996 to the Letter of Credit Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV
                                    Steel Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial Corporation (filed herewith)

         (11)                   -   Statement re Computation of Per Share Earnings (filed herewith)

         (27)                   -   Financial Data Schedule (filed herewith)


     (b)        Reports on Form 8-K

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





Date:    April 30, 1996
     ----------------------