Form 10-Q
period 1996-06-30
LTV CORP
filed 1996-07-24
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996                      Commission File No. 1-4368



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

                                                   Yes  X    No
                                                      ------   -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         105,279,052 shares of common stock
                                                (as of July 22, 1996)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (in millions, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                                     -----------------------------           ----------------------------
                                                         1996             1995                  1996              1995
                                                     -----------       -----------           -----------      -----------
    SALES                                            $   1,075.1       $   1,113.2           $  2,068.2       $   2,198.1

    COSTS AND EXPENSES
       Cost of products sold                               928.4             919.5              1,807.1           1,832.3
       Depreciation and amortization                        67.9              62.1                135.0             126.8
       Selling, general and administrative                  37.1              35.6                 72.2              69.2
       Net interest and other income                        (8.9)             (9.2)               (17.9)            (17.5)
                                                     -----------       -----------           ----------       -----------
          Total                                          1,024.5           1,008.0              1,996.4           2,010.8
                                                     -----------       -----------           ----------       -----------

    INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                  50.6             105.2                 71.8             187.3

    Income tax provision:
       Taxes payable                                         1.1               0.9                  1.5               1.1
       Taxes not payable in cash                            17.5              39.7                 25.0              70.7
                                                     -----------       -----------           ----------       -----------
          Total                                             18.6              40.6                 26.5              71.8
                                                     -----------       -----------           ----------       -----------

    INCOME FROM CONTINUING OPERATIONS                       32.0              64.6                 45.3             115.5

    Discontinued operations                                  -                (9.0)                 -                (8.7)
                                                     -----------       -----------           -----------      -----------

          NET INCOME                                 $      32.0       $      55.6           $     45.3       $     106.8
                                                     ===========       ===========           ==========       ===========


    EARNINGS PER SHARE

       Primary                                       $      0.30       $     0.51            $     0.42       $      0.99
                                                     ===========       ==========            ==========       ===========
       Fully diluted                                 $      0.29       $     0.50            $     0.42       $      0.96
                                                     ===========       ==========            ==========       ===========


    CASH DIVIDENDS PER COMMON SHARE                  $      0.03             -               $     0.03              -
                                                     ===========                             ==========

- -------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)

                                                                                          June 30,         December 31,
                                                                                            1996               1995
                                                                                        -----------         -----------
ASSETS                                                                                   (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                           $     180.0         $     265.9
    Marketable securities                                                                     595.3               457.2
                                                                                        -----------         -----------
                                                                                              775.3               723.1

    Receivables, less allowance for doubtful accounts                                         418.0               396.1

    Inventories:
       Products                                                                               512.1               512.6
       Materials, purchased parts and supplies                                                224.5               229.9
                                                                                        -----------         -----------
          Total inventories                                                                   736.6               742.5

    Prepaid expenses, deposits and other                                                       13.1                 8.7
                                                                                        -----------         -----------
          Total current assets                                                              1,943.0             1,870.4
                                                                                        -----------         -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS                                                       440.4               369.5

PROPERTY, PLANT AND EQUIPMENT                                                               3,729.5             3,658.2
    Allowance for depreciation                                                               (642.2)             (518.0)
                                                                                        -----------         -----------
          Total property, plant and equipment                                               3,087.3             3,140.2
                                                                                        -----------         -----------
                                                                                        $   5,470.7         $   5,380.1
                                                                                        ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                    $     332.8         $     255.0
    Accrued employee compensation and benefits                                                426.6               408.4
    Other accrued liabilities                                                                 195.3               183.3
                                                                                        -----------         -----------
          Total current liabilities                                                           954.7               846.7
                                                                                        -----------         -----------
NONCURRENT LIABILITIES
    Long-term debt                                                                            150.4               150.4
    Postemployment health care and other insurance benefits                                 1,586.5             1,598.4
    Pension benefits                                                                          934.7               988.7
    Other                                                                                     406.0               420.7
                                                                                        -----------         -----------
          Total noncurrent liabilities                                                      3,077.6             3,158.2
                                                                                        -----------         -----------
SHAREHOLDERS' EQUITY
    Convertible preferred stock (stated value $50.0)                                            0.5                 0.5
    Common stock (par value $0.50 per share)                                                   52.8                52.8
    Additional paid-in capital                                                                983.0               958.0
    Retained earnings                                                                         590.3               549.3
    Minimum pension liability adjustment                                                     (184.8)             (184.8)
    Other                                                                                      (3.4)               (0.6)
                                                                                        -----------         -----------
          Total shareholders' equity                                                        1,438.4             1,375.2
                                                                                        -----------         -----------
                                                                                        $   5,470.7         $   5,380.1
                                                                                        ===========         ===========

- -------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                        ---------------------------------
                                                                                             1996                1995
                                                                                        -------------       -------------
OPERATING ACTIVITIES
    Income from continuing operations                                                   $        45.3       $       115.5
    Adjustments to reconcile income to net cash provided
       by operating activities:
          Depreciation and amortization                                                         135.0               126.8
          Income tax provision not payable in cash                                               25.0                70.7
          Defined benefit pension expense                                                        36.4                58.1
          Postemployment benefit payments (more) less than related expense                       (0.6)               14.6
          VEBA Trust contributions                                                              (11.3)                -
          Changes in assets and liabilities                                                      27.5               (18.4)
          Other                                                                                  (5.5)               (0.2)
                                                                                        -------------       -------------
              Net cash provided by operating activities                                         251.8               367.1
                                                                                        -------------       -------------

INVESTING ACTIVITIES
    Capital expenditures                                                                        (82.1)              (84.1)
    Investment in steel-related businesses                                                      (64.4)              (24.9)
    Net purchases of marketable securities                                                     (138.1)             (122.9)
    Proceeds from dispositions of discontinued operations,
       businesses and properties                                                                  6.9                10.2
    Other                                                                                       (12.0)               (2.9)
                                                                                        -------------       -------------
              Net cash used in investing activities                                            (289.7)             (224.6)
                                                                                        -------------       -------------

FINANCING ACTIVITIES
    Pension funding to restored plans                                                           (43.7)             (191.0)
    Preferred dividends paid                                                                     (1.1)               (1.1)
    Common dividends paid                                                                        (3.2)                -
    Other                                                                                         -                  (0.8)
                                                                                        -------------       -------------
              Net cash used in financing activities                                             (48.0)             (192.9)
                                                                                        -------------       -------------
Net decrease in cash and cash equivalents                                                       (85.9)              (50.4)

Cash and cash equivalents at beginning of period                                                265.9               335.4
                                                                                        -------------       -------------
Cash and cash equivalents at end of period                                              $       180.0       $       285.0
                                                                                        =============       =============


Supplemental cash flow information is presented as follows (in millions):

Interest payments                                                                       $         7.7       $         5.6
Income tax payments                                                                               1.1                 1.3
Capitalized interest                                                                              4.1                 4.1
Purchases of marketable securities                                                            2,555.9             2,431.5
Sales and maturities of marketable securities                                                 2,415.9             2,309.8


See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

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

NOTE (2) - The Company's income tax provision from continuing operations was $26.5 million in the first six months of 1996 compared with $71.8 million in 1995. Included in the 1996 and 1995 first six months' income tax provisions are federal and state income tax expense amounts of $25.0 million and $70.7 million, respectively, which do not result in cash payments. As LTV realizes the benefits of pre-reorganization net deferred tax assets through reduced cash tax payments, such benefits increase paid-in capital. In prior years, such benefits reduced the intangible asset resulting from the reorganization until it was eliminated in 1995. The Company's actual income tax cash payments are, and will continue to be, significantly less than the total financial statement expense amounts as the benefits of pre-reorganization net deferred tax assets are realized. Amounts totaling $25.0 million and $38.2 million were reported as increases to the additional paid-in capital account of shareholders' equity in the first six months ended 1996 and 1995, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS 1996 AND 1995

Sales
- -----

     Sales of $1.075 billion in the second quarter of 1996 decreased by $38 million (3%) from the second quarter of 1995. Second quarter 1996 steel shipments of 2.1 million tons increased by 112,000 tons (6%) from the second quarter of 1995. Sales of $2.068 billion in the first six months of 1996 decreased by $130 million (6%) from the first six months of 1995. Steel shipments of 4.1 million tons in the first six months increased by 132,000 tons (3%) from the first six months of 1995. The decreased sales reflect the lower average selling prices in the 1996 periods, partially offset by higher shipments.

     In the second quarter of 1996, hot and cold flat rolled product sales of $533.4 million were 5% lower versus the second quarter of 1995, reflecting a decrease in average selling prices, partially offset by a 6% increase in shipments. Galvanized product sales of $325.8 million were 2% higher in the second quarter of 1996 versus the second quarter of 1995, reflecting a 10% increase in shipments and a decrease in average selling prices. Tin mill product sales of $101.4 million were 10% lower in the second quarter of 1996, reflecting a 4% decrease in shipments and a decrease in average selling prices. Tubular product sales of $78.9 million, consisting primarily of electrical conduit, electric weld pipe and welded tubing, were 5% lower in the second quarter of 1996, reflecting a decrease in average selling prices.

     In the first six months of 1996, hot and cold flat rolled product sales of $1.031 billion were 7% lower versus the first six months of 1995, reflecting a decrease in average selling prices, partially offset by a 4% increase in shipments. Galvanized product sales of $611.6 million were 6% lower in the first six months of 1996 versus the first six months of 1995, reflecting a 2% increase in shipments and a decrease in average selling prices. Tin mill product sales of $208.0 million were 1% lower in the first six months of 1996, reflecting a 5% increase in shipments, offset by a decrease in average selling prices. Tubular product sales of $155.9 million were 6% lower in the first six months of 1996, reflecting a decrease in average selling prices on shipments approximating the prior year.

     Nonsteel sales in the second quarter of 1996 of $35.6 million were $1.9 million less than in the second quarter of 1995. Nonsteel sales in the first six months of 1996 of $61.7 million were $5.1 million less than the first six months of 1995.

Production and Costs
- --------------------

     Raw steel production of 2.2 million tons in the second quarter of 1996 increased by 185,000 tons compared with the second quarter of 1995. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the second quarter of 1996 was 106% compared with 98% in 1995. The reduced production level in 1995 was due to a four-week production interruption for a blast furnace repair outage at the Indiana Harbor Works.

     Raw steel production of 4.4 million tons in the first six months of 1996 increased by 177,000 tons compared with the first six months of 1995. The average operating rate at the Company's steelmaking facilities during the first six months of 1996 was 106% compared with 103% in 1995.

     Cost of products sold as a percentage of sales increased to 86% in the second quarter of 1996 from 83% in the second quarter of 1995 and increased to 87% in the first six months of 1996 from 83% in the first six months of 1995. The percentage increases result from the lower average selling prices in the 1996 periods. Productivity and cost improvements in the first half of 1996 were partially offset by adverse weather cost penalties primarily at the Company's iron ore and coke plant operations.

Net Interest and Other Income
- -----------------------------

     Net interest and other income totaled $8.9 million and $17.9 million in the second quarter and first six months of 1996, respectively, approximating the prior period amounts.

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

     During the first six months of 1996, cash provided by operating activities amounted to $251.8 million. Major uses of cash during the first six months of 1996 included contributions to the Company's restored pension plans of $43.7 million, capital expenditures of $82.1 million, investments in steel-related businesses of $64.4 million and net purchases of marketable securities of $138.1 million. In the first six months of 1996, total cash and cash equivalents decreased by $85.9 million to $180.0 million at June 30, 1996. Since December 31, 1995, total cash, cash equivalents and marketable securities have increased by $52.2 million to $775.3 million at June 30, 1996.

     The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At June 30, 1996, $295.3 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $25.8 million under this facility. The Company also has a separate letter of credit facility that provides for the issuance of up to $150 million in letters of credit. At June 30, 1996, letters of credit totaling $84.7 million were outstanding under this facility.

     The Company's long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payments of dividends, capital expenditures, investments in subsidiaries and borrowings. The PBGC Agreement also requires that a significant portion of the Company's annual cash flow be contributed to the Company's pension plans. Under the terms of the most restrictive debt covenant, approximately $128.5 million of retained earnings are available for Common Stock dividend payments at June 30, 1996. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

     A 1993 agreement with the United Steelworkers of America ("USWA") provided that a portion of the requirements with respect to certain postemployment benefits would be secured by a junior lien of $250 million on collateral with an unencumbered fair market value of at least $500 million. The initial security was provided by the grant of a mortgage on facilities having a carrying value of approximately $500 million.

     LTV competes directly with domestic and foreign integrated flat rolled carbon steel producers, minimills and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood, which sometimes can be substituted for flat rolled carbon steel in manufacturing and construction. Certain companies have announced plans or begun construction of additional minimills to produce flat rolled products. Thin slab casting technologies have allowed some minimills to enter certain flat rolled markets that have traditionally been supplied by integrated producers. The primary factors that affect competition include price, quality, delivery and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate some of its products from those of competitors on the basis of product quality, on-time delivery performance, and product and technical support to customers. LTV will continue to require substantial funds in future years to maintain and improve its steel operations in order to compete with steel substitutes, minimills and other fully integrated steelmakers. Capital expenditures for the six months ended June 30, 1996 totaled $82.1 million and for the full year are estimated to total approximately $250 million. LTV's investment in Trico Steel Company joint venture for the six months ended June 30, 1996 totaled $59.9 million and completed the Company's expected investment of $150 million.

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

     The Company spent $6.6 million during the first six months of 1996 for environmental clean-up and related matters at operating and idled facilities, and at June 30, 1996, has a recorded liability of $93.5 million for known and identifiable environmental and related matters. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $10.8 million in the first six months of 1996 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $30 million annually in capital expenditures during the next five years to meet environmental standards.

OTHER MATTERS

     In conjunction with its contract with the USWA, the Company is currently negotiating certain wage provisions that, in the absence of an agreement, will be subject to binding arbitration. Each party submitted their final offer to the arbitrator on May 7, 1996 and the arbitration hearing is expected to take place in October 1996 with the new labor terms effective August 1, 1996. The current contract prohibits strikes and other work interruptions during the term of the agreement, which expires August 1, 1999.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

      LTV Steel Company, Inc. ("LTV Steel") is submitting to the Illinois EPA a remedial plan for the clean up of deposited waste at its Chicago Plant in connection with the environmental proceeding entitled "State of Illinois" described in LTV's Report on Form 10-K for the year ended December 31, 1995 ("LTV 10-K"). The cost of the clean up, if the plan is accepted by the Illinois EPA, is expected to be immaterial.

      Additionally, LTV Steel settled the U.S. Coast Guard proceeding involving an oil spill at the Indiana Harbor Works which was described in LTV's Report on Form 10-K for the year ended December 31, 1995 with a payment of $96,000 to reimburse the U.S. Coast Guard for the clean up. The U.S. Coast Guard dropped its demand for a $10,000 civil penalty.

      In July 1996, the U.S. Court of Appeals for the Second Circuit affirmed the lower court's decision that denied priority status to those bankruptcy claims filed by Aetna Casualty and Surety Company ("Aetna") in the Aetna litigation which is described in the LTV 10-K under the headings "Joint Plan" and "Remaining Proceedings Relating to Status of Claims". Aetna has indicated it will seek a review of the appellate court decision by the U.S. Supreme Court.

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

         (10)-(1)               -   LTV Executive Benefit Plan as amended and restated effective January 1, 1985 (incorporated herein by reference to Exhibit (10)(c)-(2) to LTV's Report on Form 10-K for the year ended December 31, 1985)



         (10)-(2)               -   Amendment to LTV Executive Benefit Plan adopted November 20, 1987 (incorporated herein by reference to Exhibit (10)(c)-(3) to LTV's Report on Form 10-K for the year ended
                                    December 31, 1987)

         (10)-(3)               -   LTV Excess Benefit Plan dated as of January 1, 1985 (incorporated herein by reference to
                                    Exhibit (10)(c)-(5) to LTV's Report on Form 10-K for the year ended December 31, 1984)

         (10)-(4)               -   Settlement Agreement dated as of June 28, 1993 between LTV, the PBGC, the Initial LTV Group
                                    (as defined in the Settlement Agreement) and LTV, as Administrator of the Restored Plans
                                    (incorporated herein by reference to Exhibit 10.10 to LTV's Report on Form 10-Q for the
                                    quarter ended June 30, 1993)

         (10)-(5)               -   Assignment, Pledge and Security Agreement dated as of June 28, 1993 between LTV Steel
                                    Company, Inc. and the PBGC (incorporated herein by reference to Exhibit 10.11 to LTV's
                                    Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(6)               -   Securities Purchase Agreement dated as of May 26, 1993 by and among LTV, LTV Steel Company,
                                    Inc. and SMI America, Inc. (incorporated herein by reference to Exhibit 2 to SMI America,
                                    Inc.'s 13D Filing)

         (10)-(7)               -   Common Stock Registration Rights Agreement dated as of June 28, 1993 by and between LTV and
                                    SMI America, Inc. (incorporated herein by reference to Exhibit 5 to SMI America, Inc.'s
                                    13D Filing)

         (10)-(8)               -   Consultation and Management Participation Agreement dated as of June 28, 1993 between LTV and Sumitomo Metal Industries, Ltd. (incorporated herein by reference to Exhibit 6 to
                                    SMI America, Inc.'s 13D Filing)

         (10)-(9)               -   L-S Exchange Right and Security Agreement dated as of June 28, 1993 by and among LTV/EGL
                                    Holding Company, Sumikin EGL Corp., LTV, SMI America Inc., and Sumitomo Metal USA
                                    Corporation (incorporated herein by reference to Exhibit 7 to SMI America, Inc.'s 13D
                                    Filing)

         (10)-(10)              -   Letter of Credit Agreement dated as of October 12, 1994 among LTV Steel Company, Inc.,
                                    Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products Company,
                                    LTV, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(12) to LTV's Report on Form 10-Q for the quarter ended September
                                    30, 1994)



         (10)-(11)              -   Subsidiary Guaranty dated as of October 12, 1994 by Georgia Tubing Corporation, Youngstown
                                    Erie Corporation, Erie B Corporation and Erie I Corporation for the benefit of BT
                                    Commercial Corporation as agent (incorporated herein by reference to Exhibit (10)-(13) to
                                    LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(12)              -   Collateral Account Agreement dated as of October 12, 1994 among LTV Steel Company, Inc.,
                                    Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products, LTV and BT
                                    Commercial Corporation as collateral agent (incorporated herein by reference to Exhibit
                                    (10)-(14) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(13)              -   Inventory Security Agreement dated as of June 28, 1993 and amended and restated as of
                                    October 12, 1994 among LTV, LTV Steel Company, Inc., LTV Steel Mining Company, Continental
                                    Emsco Company, LTV Steel Tubular Products Company and BT Commercial Corporation as agent
                                    (incorporated herein by reference to Exhibit (10)-(15) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)

         (10)-(14)              -   Inventory Intercreditor Agreement dated as of June 28, 1993 and amended and restated as of
                                    October 12, 1994 among BT Commercial Corporation as agent for the Lenders and SMI America,
                                    Inc. as agent for the Noteholders (incorporated herein by reference to Exhibit (10)-(16) to
                                    LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(15)              -   Intercreditor Collateral Account Agreement dated as of October 12, 1994 by and among LTV
                                    Steel Company, Inc., LTV and BT Commercial Corporation (incorporated herein by reference to
                                    Exhibit (10)-(17) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(16)              -   Pledge Agreement dated as of October 12, 1994 between LTV, LTV Steel Company, Inc.,
                                    Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing Corporation
                                    and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(18) to
                                    LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(17)              -   Amended and Restated Subordination Agreement dated as of June 28, 1993 and amended and restated as of October 12, 1994 among the PBGC, BT Commercial Corporation and Chemical Bank
                                    (incorporated herein by reference to Exhibit (10)-(19) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)


         (10)-(18)              -   Amendments Nos. 1 and 2 to the Securities Purchase Agreement dated as of May 26, 1993 among
                                    LTV, LTV Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to
                                    Exhibit (10)-(20) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(19)              -   Amendments Nos. 1 through 4 to the Settlement Agreement dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and
                                    LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit
                                    (10)-(21) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(20)              -   Revolving Credit Agreement dated as of October 12, 1994 among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent (incorporated  herein by reference to Exhibit (10)-(22) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(21)              -   Receivables Purchase and Sale Agreement dated as of October 12, 1994 among LTV, LTV Steel
                                    Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia
                                    Tubing Corporation and LTV Sales Finance Company (incorporated herein by reference to
                                    Exhibit (10)-(23) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(22)              -   Accession Agreement dated as of October 12, 1994 among LTV Sales Finance Company, the financial institutions listed on the signature pages thereof, the issuing bank named thereon, and Bankers Trust Company as facility  agent and collateral agent (incorporated herein by reference to Exhibit (10)-(24) to LTV's Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(23)              -   Trust Termination Acknowledgment and Agreement, dated October 12, 1994, between LTV Sales
                                    Finance Company and Wilmington Trust Company (incorporated herein by reference to Exhibit
                                    (10)-(25) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(24)              -   Assignment and Transfer Agreement, dated as of October 12, 1994, by and between LTV Master
                                    Receivables Trust and LTV Sales Finance Company (incorporated herein by reference to
                                    Exhibit (10)-(26) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(25)              -   Collateral Trust Agreement dated as of May 25, 1993 among LTV, LTV Steel Company, Inc.,
                                    United Steelworkers of America and Bank One Ohio Trust Company, NA, as Collateral Trustee
                                    (incorporated herein by reference to Exhibit 10.33 to LTV's Report on Form 10-Q for the
                                    quarter ended June 30, 1993)



         (10)-(26)              -   Open-2nd Mortgage, Security Agreement and Fixture Filing dated as of June 28, 1993 by LTV
                                    Steel Company, Inc. to Bank One Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit 10.34 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(27)              -   License Agreement dated as of June 28, 1993 between LTV Steel Company, Inc. and Bank One
                                    Ohio Trust Company, N.A.  (incorporated herein by reference to Exhibit 10.35 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(28)              -   Warrant Agreement dated as of June 28, 1993 between LTV and Society National Bank, as
                                    Warrant Agent (incorporated herein by reference to Exhibit 10.37 to LTV's Report on Form
                                    10-Q for the quarter ended June 30, 1993)

         (10)-(29)              -   Settlement Agreement and Stipulated Order on behalf of the United States of America on behalf of the United States Environmental Protection Agency approved by the United States
                                    Bankruptcy Court Southern District of New York (the "Court")  on  April 15, 1993 and
                                    supplemented by Exhibit 10.38  below (incorporated herein by reference to Exhibit 10.38 to
                                    LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(30)              -   Second Settlement Agreement and Stipulated Order supplementing 10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit 10.39 to LTV's
                                    Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(31)              -   Settlement Agreement and Stipulated Order on behalf of the State of Minnesota approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.39 to LTV's
                                    Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(32)              -   Settlement Agreement and Stipulated Order on behalf of the State of Indiana on behalf of the Indiana Department of Environmental Management approved by the Court on May 24, 1993
                                    (incorporated herein by reference to Exhibit 10.40 to LTV's Report on Form 10-Q for the
                                    quarter ended June 30, 1993)

         (10)-(33)              -   Settlement Agreement and Stipulated Order on behalf of the State of New York and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.42 to LTV's
                                    Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(34)              -   Settlement Agreement and Stipulated Order on behalf of the State of Connecticut and approved by the Court on May 19, 1993 (incorporated  herein by reference to Exhibit 10.43 to
                                    LTV's Report on Form 10-Q for the quarter ended June 30, 1993)



         (10)-(35)              -   Settlement Agreement and Stipulated Order on behalf of the Commonwealth of Pennsylvania and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.44 to
                                    LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(36)              -   Settlement Agreement and Stipulated Order on behalf of the State of Ohio on behalf of the
                                    Ohio Environmental Protection Agency and approved by the Court on May 24, 1993
                                    (incorporated herein by reference to Exhibit 10.45 to LTV's Report on Form 10-Q for the
                                    quarter ended June 30, 1993)

         (10)-(37)              -   Settlement Agreement and Stipulated Order on behalf of the State of Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.46 to LTV's
                                    Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(38)              -   Closing Agreement Between LTV, its subsidiaries and the Commissioner of Internal Revenue as filed with the United States Bankruptcy Court for the Southern District of New York on
                                    May 14, 1993 (incorporated herein by reference to Exhibit 10.47 to LTV's Report on Form
                                    10-Q for the quarter ended June 30, 1993)

         (10)-(39)              -   The LTV Corporation Non-Employee Directors Stock Option Plan adopted on October 22, 1993
                                    (incorporated herein by reference to Exhibit 10.49 to Amendment No. 2 to LTV's Registration
                                    Statement on Form S-1 [Registration No. 33-50217])

         (10)-(40)              -   Amendment to LTV Executive Benefit Plan adopted October 22, 1993 (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (10)-(41)              -   LTV Executive Benefit Trust Agreement approved on October 22, 1993 (incorporated herein by reference to Exhibit 10.51 to Amendment No. 2 to LTV's Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (10)-(42)              -   The LTV Corporation Supplemental Management Retirement Plan adopted on October 22, 1993
                                    (incorporated herein by reference to Exhibit 10.52 to Amendment No. 2 to LTV's Registration
                                    Statement on Form S-1 [Registration No. 33-50217])

         (10)-(43)              -   The LTV Corporation  Supplemental Management Retirement Trust Agreement approved on
                                    October 22, 1993 (incorporated herein by reference to Exhibit 10.53 to Amendment No. 2 to
                                    LTV's Registration Statement on Form S-1 [Registration No. 33-50217])



         (10)-(44)              -   The LTV Corporation Management Incentive Program as amended on January  28, 1994
                                    (incorporated by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1993)

         (10)-(45)              -   Amendment to The LTV Corporation Supplemental Management Retirement Plan adopted on January
                                    28, 1994 (incorporated by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for
                                    the year ended December 31, 1993)

         (10)-(46)              -   Amendment to LTV Executive Benefit Plan adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September
                                    30, 1994)

         (10)-(47)              -   Amendment to The LTV Corporation Management Incentive Program adopted October 28, 1994
                                    (incorporated herein by reference to Exhibit (10)-(49) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)

         (10)-(48)              -   Amendment to The LTV Corporation Non-Employee Directors Stock Option Plan adopted October
                                    28, 1994 (incorporated herein by reference to Exhibit (10)-(50) to LTV's Report on Form
                                    10-Q for the quarter ended September 30, 1994)

         (10)-(49)              -   Amendment to The LTV Corporation Supplemental Management Retirement Plan adopted on October
                                    28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form
                                    10-Q for the quarter ended September 30, 1994)

         (10)-(50)              -   The LTV Corporation Non-Employee Directors' Equity Compensation Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration
                                    No. 33-56857])

         (10)-(51)              -   The LTV Corporation Non-Employee Directors' Deferred Compensation Plan (incorporated herein by  reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended
                                    December 31, 1994)

         (10)-(52)              -   The LTV Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1994)

         (10)-(53)              -   Amendment No. 5 to the Settlement Agreement dated as of June 28, 1993 by and among the
                                    PBGC, LTV, the Initial LTV Group and LTV, as Administrator of the Restored Plans
                                    (incorporated herein by reference to Exhibit (10)-(55) to LTV's Report on Form 10-K for the
                                    year ended December 31, 1994)



         (10)-(54)              -   The Hourly Employee Stock Payment Alternative Plan (incorporated herein by reference to
                                    Exhibit 4.3 to LTV's Registration Statement on Form S-8 [Registration No. 33-56861])

         (10)-(55)              -   Amendments Nos. 1 through 4 to the Letter of Credit Agreement dated as of October 12, 1994 among LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV
                                    Steel Tubular Products Company, LTV, various financial institutions and BT Commercial
                                    Corporation (incorporated herein by reference to Exhibit (10)-(56) to LTV's Report on Form
                                    10-Q for the quarter ended September 30, 1995)

         (10)-(56)              -   Amendment No. 1 to the Receivables Purchase and Sale Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products
                                    Company, Georgia Tubing Corporation and LTV Sales Finance Company (incorporated herein by reference to Exhibit (10)-(57) to LTV's Report on Form 10-Q for the quarter ended September
                                    30, 1995)

         (10)-(57)              -   Amendments Nos. 6 and 7 to the Settlement Agreement dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV, as
                                    Administrator of the Restored Plans (incorporated herein by reference to Exhibit (10)-(58)
                                    to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

         (10)-(58)              -   Amendment No. 8 to the Settlement Agreement dated as of June 28, 1993 by and among the
                                    PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as
                                    Administrator of the Restated Plans (incorporated herein by reference to Exhibit (10)-(59)
                                    to LTV's Report on Form 10-K for the year ended December 31, 1995)

         (10)-(59)              -   Amendment No. 5 dated as of November 15, 1995 to the Letter of Credit Agreement dated as of
                                    October 12, 1994 among LTV, LTV Steel Company,  Inc., Continental Emsco Company, LTV Steel
                                    Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT
                                    Commercial Corporation (incorporated herein by reference to Exhibit (10)-(60) to LTV's
                                    Report on Form 10-Q for the quarter ended March 31, 1996)

         (10)-(60)              -   Amendment No. 6 dated as of February 14, 1996 to the Letter of Credit Agreement dated as of
                                    October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel
                                    Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT
                                    Commercial Corporation (incorporated herein by reference to Exhibit (10)-(61) to LTV's
                                    Report on Form 10-Q for the quarter ended March 31, 1996)


         (10)-(61)              -   Amendment No. 7 dated as of June 30, 1996 to the Letter of Credit Agreement dated as of
                                    October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel
                                    Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT
                                    Commercial Corporation (filed herewith)

         (11)                   -   Statement re Computation of Per Share Earnings (filed herewith)

         (27)                   -   Financial Data Schedule (filed herewith)



     (b)        Reports on Form 8-K

                No report on Form 8-K was filed by the registrant for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THE LTV CORPORATION
                                               ------------------------------
                                                        (Registrant)

                                               By    /s/ Arthur W. Huge
                                                 ----------------------------
                                                        Arthur W. Huge
                                                     Senior Vice President
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)

Date:  July 24, 1996
     -------------------