Form 10-Q
period 1996-09-30
LTV CORP
filed 1996-10-29
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1996                  Commission File No. 1-4368




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

                                                     Yes x       No
                                                        ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              105,286,355 shares of common stock
                                                     (as of October 24, 1996)

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               THE LTV CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                      (in millions, except per share data)

                                   (Unaudited)

                                                           Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                     -------------------------------    --------------------------------
                                                         1996             1995               1996             1995
                                                     --------------   --------------    ---------------  ---------------
SALES                                                $     1,048.9    $     1,040.2     $      3,117.1   $      3,238.3

Costs and expenses:
   Cost of products sold                                     909.9            889.8            2,717.0          2,722.1
   Depreciation and amortization                              66.2             62.6              201.2            189.4
   Selling, general and administrative                        38.1             33.3              110.3            102.5
   Net interest and other income                             (10.0)           (15.7)             (27.9)           (33.2)
                                                     --------------   --------------    ---------------  ---------------
      Total                                                1,004.2            970.0            3,000.6          2,980.8
                                                     --------------   --------------    ---------------  ---------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                        44.7             70.2              116.5            257.5

Income tax provision:
   Taxes payable                                              (1.3)             0.8                0.2              1.9
   Taxes not payable in cash                                  16.6             26.2               41.6             96.9
                                                     --------------   --------------    ---------------  ---------------
      Total                                                   15.3             27.0               41.8             98.8
                                                     --------------   --------------    ---------------  ---------------

INCOME FROM CONTINUING OPERATIONS                             29.4             43.2               74.7            158.7

Discontinued operations                                         -                -                   -             (8.7)
                                                     --------------   --------------    ---------------  ---------------
NET INCOME                                           $        29.4    $        43.2     $         74.7   $        150.0
                                                     ==============   ==============    ===============  ===============


EARNINGS PER SHARE

   Primary                                           $        0.27    $        0.40     $         0.69   $         1.38
                                                     ==============   ==============    ===============  ===============
   Fully diluted                                     $        0.27    $        0.39     $         0.69   $         1.36
                                                     ==============   ==============    ===============  ===============


CASH DIVIDENDS PER COMMON SHARE                      $        0.03    $          -      $         0.06   $            -
                                                     ==============   ==============    ===============  ===============


See notes to consolidated financial statements.

                               THE LTV CORPORATION

                           CONSOLIDATED BALANCE SHEET

                      (in millions, except per share data)

                                                              September 30,          December 31,
                                                                   1996                  1995

                                                            -------------------    ------------------
ASSETS                                                          (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                  $          155.6       $         265.9
   Marketable securities                                                 533.4                 457.2
                                                              -----------------      ----------------
                                                                         689.0                 723.1
   Receivables, less allowance for doubtful accounts                     422.8                 396.1

   Inventories:
      Products                                                           510.7                 512.6
      Materials, purchased parts and supplies                            246.6                 229.9
                                                              -----------------      ----------------
        Total inventories                                                757.3                 742.5

   Prepaid expenses, deposits and other                                   17.3                   8.7
                                                              -----------------      ----------------
        Total current assets                                           1,886.4               1,870.4
                                                              -----------------      ----------------
INVESTMENTS AND OTHER NONCURRENT ASSETS                                  450.1                 369.5

PROPERTY, PLANT AND EQUIPMENT                                          3,780.7               3,658.2
   Allowance for depreciation                                           (702.8)               (518.0)
                                                              -----------------      ----------------
        Total property, plant and equipment                            3,077.9               3,140.2
                                                              -----------------      ----------------
                                                              $        5,414.4       $       5,380.1
                                                              =================      ================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $          309.8       $         255.0
   Accrued employee compensation and benefits                            356.4                 408.4
   Other accrued liabilities                                             197.7                 183.3
                                                              -----------------      ----------------
      Total current liabilities                                          863.9                 846.7
                                                              -----------------      ----------------
NONCURRENT LIABILITIES

   Long-term debt                                                        151.5                 150.4
   Postemployment health care and other insurance benefits             1,586.8               1,598.4
   Pension benefits                                                      926.6                 988.7
   Other                                                                 404.2                 420.7
                                                              -----------------      ----------------
      Total noncurrent liabilities                                     3,069.1               3,158.2
                                                              -----------------      ----------------
SHAREHOLDERS' EQUITY

   Convertible preferred stock (stated value $50.0)                        0.5                   0.5
   Common stock (par value $0.50 per share)                               52.8                  52.8
   Additional paid-in capital                                            999.6                 958.0
   Retained earnings                                                     616.0                 549.3
   Minimum pension liability adjustment                                 (184.8)               (184.8)
   Other                                                                  (2.7)                 (0.6)
                                                              -----------------      ----------------
      Total shareholders' equity                                       1,481.4               1,375.2
                                                              -----------------      ----------------
                                                              $        5,414.4       $       5,380.1
                                                              =================      ================



See notes to consolidated financial statements.

                               THE LTV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (in millions)

                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     -------------------------------
                                                                         1996              1995
                                                                     -------------     -------------
OPERATING ACTIVITIES

   Income from continuing operations                                    $    74.7          $  158.7
   Adjustments to reconcile income to net cash provided by
      operating activities:

      Depreciation and amortization                                         201.2             189.4
      Income tax provision not payable in cash                               41.6              96.9
      Defined benefit pension expense                                        51.3              91.1
      Postemployment benefit payments
        (more) less than related expense                                     (0.3)              6.5
      VEBA Trust contributions                                              (11.3)            (19.1)
      Changes in assets and liabilities                                     (19.1)             45.7
      Other                                                                 (10.0)             (6.0)
                                                                        ----------         ---------
        Net cash provided by operating activities                           328.1             563.2
                                                                        ----------         ---------
INVESTING ACTIVITIES

   Capital expenditures                                                    (139.1)           (141.7)
   Investment in steel-related businesses                                   (69.1)            (59.4)
   Net purchases of marketable securities                                   (76.2)           (286.8)
   Proceeds from dispositions of discontinued
      operations, businesses and properties                                  10.3              93.9
   Other                                                                    (12.1)             (4.0)
                                                                        ----------         ---------
        Net cash used in investing activities                              (286.2)           (398.0)
                                                                        ----------         ---------
FINANCING ACTIVITIES

   Pension funding to restored plans                                       (144.2)           (192.8)
   Payments on long-term debt                                                   -             (38.6)
   Preferred dividends paid                                                  (1.7)             (1.7)
   Common dividends paid                                                     (6.3)                -
   Other                                                                        -              (0.9)
                                                                        ----------         ---------
        Net cash used in financing activities                              (152.2)           (234.0)
                                                                        ----------         ---------
Net decrease in cash and cash equivalents                                  (110.3)            (68.8)
Cash and cash equivalents at beginning of period                            265.9             335.4
                                                                        ----------         ---------
Cash and cash equivalents at end of period                              $   155.6          $  266.6
                                                                        ==========         =========

Supplemental cash flow information is presented as follows:

Interest payments                                                       $     8.4          $    6.3
Income tax payments                                                           1.9               0.9
Capitalized interest                                                          7.2               6.0
Purchases of marketable securities                                        3,281.1           4,170.0
Sales and maturities of marketable securities                             3,205.9           3,884.2



See notes to consolidated financial statements.

                               THE LTV CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

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

NOTE (2) - The Company's income tax provision from continuing operations was $41.8 million in the first nine months of 1996 compared with $98.8 million in 1995. Included in the 1996 and 1995 first nine months' income tax provisions are federal and state income tax expense amounts of $41.6 million and $96.9 million, respectively, which do not result in cash payments. As LTV realizes the benefits of pre-reorganization net deferred tax assets through reduced cash tax payments, such benefits increase paid-in capital. In prior years, such benefits reduced the intangible asset resulting from the reorganization until it was eliminated in 1995. The Company's actual income tax cash payments are, and will continue to be, significantly less than the total financial statement expense amounts as the benefits of pre-reorganization net deferred tax assets are realized. Amounts totaling $41.6 million and $66.0 million were reported as increases to the additional paid-in capital account of shareholders' equity in the first nine months ended 1996 and 1995, respectively. The Company's tax rate for the third quarter of 1996 is lower than the prior year primarily due to the favorable settlement of certain prior year tax matters.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS 1996 AND 1995

Sales
-----

     Sales of $1.049 billion in the third quarter of 1996 increased by $9 million (1%) from the third quarter of 1995. Third quarter 1996 steel shipments of 2.0 million tons increased by 44,000 tons (2%) from the third quarter of 1995. The overall sales increase in the third quarter of 1996 resulted from higher shipments, partially offset by lower average selling prices. Sales of $3.117 billion in the first nine months of 1996 decreased by $121 million (4%) from the first nine months of 1995. The decreased sales reflect the lower average selling prices in the first nine months of 1996, partially offset by higher shipments. Steel shipments of 6.1 million tons in the first nine months increased by 176,000 tons (3%) from the first nine months of 1995.

     In the third quarter of 1996, hot and cold rolled product sales of $494.3 million were 8% lower versus the third quarter of 1995, reflecting a decrease in average selling prices and a 7% decrease in shipments. Galvanized product sales of $311.5 million were 12% higher in the third quarter of 1996 versus the third quarter of 1995, reflecting an 18% increase in shipments and a decrease in average selling prices. Tin mill product sales of $121.2 million were 14% higher in the third quarter of 1996, reflecting a 17% increase in shipments and a decrease in average selling prices. Tubular product sales of $85.7 million, consisting primarily of electrical conduit, electric weld pipe and welded tubing, were 11% higher in the third quarter of 1996, reflecting a 16% increase in shipments, partially offset by a decrease in average selling prices.

     In the first nine months of 1996, hot and cold rolled product sales of $1.525 billion were 7% lower versus the first nine months of 1995, reflecting a decrease in average selling prices on approximately the same amount of shipments. Galvanized product sales of $923.1 million were 1% lower in the first nine months of 1996 versus the first nine months of 1995, reflecting a 7% increase in shipments and a decrease in average selling prices. Tin mill product sales of $329.2 million were 4% higher in the first nine months of 1996, reflecting a 9% increase in shipments, offset by a decrease in average selling prices. Tubular product sales of $241.7 million were approximately the same as the prior year, reflecting a decrease in average selling prices on a 5% increase in shipments.

     Nonsteel sales in the third quarter of 1996 of $36.2 million were $5.2 million less than in the third quarter of 1995. Nonsteel sales in the first nine months of 1996 of $97.9 million were $10.2 million less than the first nine months of 1995.

Production and Costs
--------------------

     Raw steel production of 2.2 million tons in the third quarter of 1996 increased by 44,000 tons compared with the third quarter of 1995. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the third quarter of 1996 was 103% compared with 101% in 1995. The reduced production level in 1995 was due to a four-week production interruption for a blast furnace repair outage at the Indiana Harbor Works.

     Raw steel production of 6.6 million tons in the first nine months of 1996 increased by 221,000 tons compared with the first nine months of 1995. The average operating rate at the Company's steelmaking facilities during the first nine months of 1996 was 105% compared with 102% in 1995.

     Cost of products sold as a percentage of sales increased to 86.7% in the third quarter of 1996 from 85.5% in the third quarter of 1995 and increased to 87.2% in the first nine months of 1996 from 84.1% in the first nine months of 1995. The percentage increases result from the lower average selling prices in the 1996 periods. Productivity and cost improvements in the first nine months of 1996 were partially offset by adverse weather cost penalties primarily at the Company's iron ore and coke plant operations.

Net Interest and Other Income
-----------------------------

     Net interest and other income totaled $10.0 million and $27.9 million in the third quarter and first nine months of 1996, respectively. These lower amounts in the current year periods versus the prior year periods were primarily due to the $5.8 million gain related to unclaimed bankruptcy distributions recorded in the third quarter of 1995.

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

     During the first nine months of 1996, cash provided by operating activities amounted to $328.1 million. Major uses of cash during the first nine months of 1996 included contributions to the Company's restored pension plans of $144.2 million, capital expenditures of $139.1 million, investments in steel-related businesses of $69.1 million and net purchases of marketable securities of $76.2 million. In the first nine months of 1996, total cash and cash equivalents decreased by $110.3 million to $155.6 million at September 30, 1996. Since December 31, 1995, total cash, cash equivalents and marketable securities have decreased by $34.1 million to $689.0 million at September 30, 1996.

     The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At September 30, 1996, $296.6 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $25.8 million under this facility. The Company also has a separate letter of credit facility that provides for the issuance of up to $150 million in letters of credit. At September 30, 1996, letters of credit totaling $83.4 million were outstanding under this facility.

     The Company's long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payments of dividends, capital expenditures, investments in subsidiaries and borrowings. The PBGC Agreement also requires that a significant portion of the Company's annual cash flow be contributed to the Company's pension plans. Under the terms of the most restrictive debt covenant, approximately $140.0 million of retained earnings are available for Common Stock dividend payments at September 30, 1996. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

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

     LTV competes directly with domestic and foreign integrated flat rolled carbon steel producers, minimills and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood, which sometimes can be substituted for flat rolled carbon steel in manufacturing and construction. Certain companies have announced plans or begun construction of additional minimills to produce flat rolled products. Thin slab casting technologies have allowed some minimills to enter certain flat rolled markets that have traditionally been supplied by integrated producers. The primary factors that affect competition include price, quality, delivery and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate some of its products from those of competitors on the basis of product quality, on-time delivery performance, and product and technical support to customers. LTV will continue to require substantial funds in future years to maintain and improve its steel operations in order to compete with steel substitutes, minimills and other fully integrated steelmakers. Capital expenditures for the nine months ended September 30, 1996 totaled $139.1 million and for the full year are estimated to total approximately $230 million. LTV's investment in Trico Steel Company joint venture for the nine months ended September 30, 1996 totaled $59.9 million and completed the Company's expected investment of $150 million. In the third quarter of 1996, the Company invested $9.2 million in Cliffs and Associates, Ltd, a joint venture to produce direct reduced iron (DRI) briquettes in the Republic of Trinidad and Tobago.

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

     The Company spent $12.3 million during the first nine months of 1996 for environmental clean-up and related matters at operating and idled facilities, and at September 30, 1996, has a recorded liability of $88.7 million for known and identifiable environmental and related matters. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $17.6 million in the first nine months of 1996 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $30 million annually in capital expenditures during the next five years to meet environmental standards.

OTHER MATTERS

     In conjunction with its contract with the USWA, the Company is currently negotiating certain wage provisions that, in the absence of an agreement, will be subject to binding arbitration and effective as of August 1, 1996. Each party submitted their final offer to the arbitrator on May 7, 1996. The arbitration hearing took place in early October 1996, and a ruling is expected during the fourth quarter. The current contract prohibits strikes and other work interruptions during the term of the agreement, which expires August 1, 1999.

OUTLOOK

     To date, the Company has continued to experience a high demand for its products and strong rate of incoming orders, although this may not continue in the future due to rising import levels and a strengthening dollar. These factors, along with industry capacity additions, could affect future market prices.

     This report includes forward-looking statements. Our use of the words "outlook," "believes", "estimate," "expect" and similar words are intended to identify these statements as forward looking. These statements represent our current judgment on what the future holds. While we believe them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; or major equipment failure. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

     In September 1996, the U.S. Court of Appeals for the Second Circuit reversed the prior decisions of two lower courts and held that Aetna Casualty and Surety Company ("Aetna") had a right to recover from LTV in the Chapter 11 proceedings amounts that Aetna had paid out for black lung benefits pursuant to a surety bond. This claim for recovery, which is estimated to aggregate approximately $3 to $5 million, is part of a bankruptcy action brought by Aetna against LTV which is described under the heading "Joint Plan" in Item 3 in LTV's Report on Form 10-K for the year ended December 31, 1995 ("10-K Report").

     Also in 1996, LTV Steel Company, Inc. ("LTV Steel"), a wholly-owned subsidiary of LTV, filed an action in the U.S. Court of Federal Claims seeking recovery of approximately $25 million in Federal Insurance Contribution Act ("FICA") and Federal Unemployment Tax Act ("FUTA") taxes which were paid by LTV Steel to the U.S. government during the period 1987 through 1993 in connection with certain pension make-up payments made to certain hourly and salaried retirees.

ITEM 5.  OTHER INFORMATION

BY-LAW AMENDMENTS:
ADVANCE STOCKHOLDER NOTICE REQUIREMENTS AND OTHER PROVISIONS

     On October 25, 1996, LTV adopted amendments to its By-Laws intended to promote the efficient functioning of its annual meetings and stockholder democracy. The amendments confirm LTV's control over the time, place and conduct of stockholder meetings, require advance notice by mail or delivery to LTV of stockholder proposals or director nominations for annual meetings and require persons wishing to conduct a solicitation of written consents of stockholders or to call a special meeting of stockholders to apply to the Board of Directors to set a record date for the consent solicitation or to determine whether the requisite number of stockholders desire to call a special meeting.

     Under the amended By-Laws, stockholders must provide LTV with at least 60 days, but no more than 90 days, notice prior to the announced Tentative Meeting Date of (i) business the stockholder is proposing for consideration at that meeting and (ii) persons the stockholder intends to nominate for election as directors at that meeting.

     LTV's Board of Directors has selected April 22, 1997 as the Tentative Meeting Date for the next annual meeting of stockholders. Accordingly, stockholders who intend to propose business for consideration or to nominate persons for election as directors at the 1997 annual meeting must provide notice and the required information to LTV no earlier than January 22, 1997 and no later than February 21, 1997.

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

     LTV's Board of Directors was required by Article Ninth of LTV's Restated Certificate of Incorporation to consider during 1996 whether to waive the transfer restrictions in Article Ninth with respect to all future transfers of securities. At its October 1996 meeting, the Board of Directors, after considering all relevant factors, determined not to waive Article Ninth at this time.

ITEM 6.  EXHIBITS AND REPORTS ON  8-K

     (a)        Exhibits

     Certain of the exhibits to this Report are hereby incorporated by reference, as specified below, to other documents filed with the Commission by LTV. Exhibit designations below correspond to the numbers assigned to exhibit classifications in Regulation S-K.

      (3)-(1) - Amendments to LTV By-Laws adopted on October 25, 1996 (filed herewith)

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

     (10)-(9) - L-S Exchange Right and Security Agreement dated as of June 28,
                1993 by and among LTV/EGL Holding Company, Sumikin EGL Corp., LTV, SMI America Inc., and Sumitomo Metal USA Corporation (incorporated herein by reference to Exhibit 7 to SMI America, Inc.'s 13D Filing)

     (10)-(10)- Letter of Credit Agreement dated as of October 12, 1994 among
                LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products Company, LTV, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(12) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

     (10)-(11)- Subsidiary Guaranty dated as of October 12, 1994 by Georgia
                Tubing Corporation, Youngstown Erie Corporation, Erie B Corporation and Erie I Corporation for the benefit of BT Commercial Corporation as agent (incorporated herein by reference to Exhibit (10)-(13) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

     (10)-(12) - Collateral Account Agreement dated as of October 12, 1994 among
                 LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products, LTV and BT Commercial Corporation as collateral agent (incorporated herein by reference to Exhibit (10)-(14) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

     (10)-(13) - Inventory Security Agreement dated as of June 28, 1993 and amended and restated as of October 12, 1994 among LTV, LTV Steel Company, Inc., LTV Steel Mining Company, Continental Emsco Company, LTV Steel Tubular Products Company and BT Commercial Corporation as agent (incorporated herein by reference to Exhibit (10)-(15) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

     (10)-(14) - Inventory Intercreditor Agreement dated as of June 28, 1993 and amended and restated as of October 12, 1994 among BT Commercial Corporation as agent for the Lenders and SMI America, Inc. as agent for the Noteholders (incorporated herein by reference to Exhibit (10)-(16) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

     (10)-(15) - Intercreditor Collateral Account Agreement dated as of October
                 12, 1994 by and among LTV Steel Company, Inc., LTV and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(17) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

     (10)-(16) - Pledge Agreement dated as of October 12, 1994 between LTV, LTV
                 Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing Corporation and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(18) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

     (10)-(17) - Amended and Restated Subordination Agreement dated as of June
                 28, 1993 and amended and restated as of October 12, 1994 among the PBGC, BT Commercial Corporation and Chemical Bank (incorporated herein by reference to Exhibit (10)-(19) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

     (10)-(18) - Amendments Nos. 1 and 2 to the Securities Purchase Agreement
                 dated as of May 26, 1993 among LTV, LTV Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to Exhibit
                 (10)-(20) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

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

     (10)-(55) - Amendments Nos. 1 through 4 to the Letter of Credit Agreement dated as of October 12, 1994 among LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products Company, LTV, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(56) to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

     (10)-(56) - Amendment No. 1 to the Receivables Purchase and Sale Agreement
                 dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing Corporation and LTV Sales Finance Company (incorporated herein by reference to Exhibit (10)-(57) to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

     (10)-(57) - Amendments Nos. 6 and 7 to the Settlement Agreement dated as of
                 June 28, 1993 by and among the PBGC, LTV, the Initial LTV
                 Group (as defined in the Settlement Agreement) and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit (10)-(58) to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

     (10)-(58) - Amendment No. 8 to the Settlement Agreement dated as of June
                 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit (10)-(59) to LTV's Report on Form 10-K for the year ended December 31, 1995)

     (10)-(59) - Amendment No. 5 dated as of November 15, 1995 to the Letter of
                 Credit Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(60) to LTV's Report on Form 10-Q for the quarter ended March 31, 1996)

     (10)-(60) - Amendment No. 6 dated as of February 14, 1996 to the Letter of
                 Credit Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form 10-Q for the quarter ended March 31, 1996)

     (10)-(61) - Amendment No. 7 dated as of June 30, 1996 to the Letter of
                 Credit Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form 10-Q for the quarter ended June 30, 1996)

     (11)      - Statement re Computation of Per Share Earnings (filed herewith)

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

                                                 THE LTV CORPORATION
                                                 -------------------

                                                    (Registrant)

                                           By    /s/ Arthur W. Huge
                                             -----------------------
                                                    Arthur W. Huge
                                                 Senior Vice President
                                                Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)

Date: October 29, 1996
     ------------------