Form 10-K405
period 1996-12-31
LTV CORP
filed 1997-03-04
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission File Number 1-4368

                               ------------------


                               THE LTV CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                      75-1070950
(State or other jurisdiction           (I.R.S. Employer Identification Number)
     of incorporation)
          200 Public Square
          Cleveland, Ohio                               44114-2308
(Address of principal executive office)                  (Zip Code)
        Registrant's telephone number, including area code (216) 622-5000
                           ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
       -------------------                          -------------------

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
State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                                     Approximately $1.26 Billion
                                                       (As of February 20, 1997)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                              104,884,818 shares of Common Stock
                                                       (As of February 20, 1997)

Documents Incorporated by Reference: Annual Report to Shareholders for fiscal year 1996 (Part II); Annual Proxy Statement for 1996 Annual Meeting (Part III)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

         The LTV Corporation ("LTV") was organized as a Delaware corporation in November 1958 as a successor to a California corporation organized in 1953. LTV's principal office is located at 200 Public Square, Cleveland, Ohio 44114-2308 and its telephone number is (216) 622-5000. LTV is engaged in the steel industry through its subsidiaries, LTV Steel Company, Inc. ("LTV Steel") and LTV Steel Tubular Products Company. LTV and its subsidiaries are collectively referred to herein as "LTV" or the "Company" unless the context otherwise requires.

         LTV is a fully integrated steel producer that manufactures coated sheet and cold rolled and hot rolled sheet and strip, as well as tubular and tin mill products. Based on 1996 shipments (as compiled by LTV based primarily on publicly filed data), LTV believes it is the third largest domestic integrated steel producer, the second largest producer of flat rolled steel and a leading supplier of quality-critical, flat rolled steel to the transportation, appliance and electrical equipment industries in the United States. LTV operates two integrated steel mills (Cleveland Works and Indiana Harbor Works) and various finishing and processing facilities, as well as tubular and tin mill operations. The Company's energy products group (Continental Emsco Company and Continental Emsco Company Limited) was sold in August 1995 and is treated herein as a discontinued operation for all periods presented.

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

SIGNIFICANT DEVELOPMENTS

         Trico Steel Company, L.L.C. ("Trico Steel"), a joint venture involving international partners, is nearing completion of the construction phase of its new mini-mill in Decatur, Alabama. The mini-mill, which is expected to commence start-up operations later in the first quarter of 1997 and become fully operational in 1998, is owned 50% by a subsidiary of LTV and 25% each by subsidiaries of Sumitomo Metal Industries, Ltd. ("Sumitomo") and British Steel plc ("British Steel"). When fully operational, the mini-mill will have an estimated annual capacity of 2.2 million tons. Trico Steel's high quality steel products will compete in the hot rolled product and a portion of the cold rolled product segments of the southeastern region of the United States.

         In May 1996, LTV Steel entered into an international joint venture agreement with Cleveland-Cliffs Inc and Lurgi AG ("Lurgi") to construct and operate a facility in Trinidad and Tobago to produce direct reduced iron ("DRI") briquettes (a substitute for steel scrap) for use in electric furnace steelmaking operations. The joint venture is owned 46.5% by a subsidiary of LTV with the remainder owned by subsidiaries of Cleveland-Cliffs Inc (46.5%) and Lurgi (7%). The project, which will use the new Circored(R) process, will have an estimated annual capacity of 500,000 metric tons and is expected to cost an aggregate $150 million. Site preparation work began in late 1996 and production is scheduled to begin in the second half of 1998. The facility will be operated by a subsidiary of Cleveland-Cliffs Inc.

FORWARD LOOKING STATEMENTS

         Item 1. Business, Item 2. Properties and Item 3. Legal Proceedings of this report include forward-looking statements. The use of the words "outlook," "believes," "estimate," "expect" and similar words are intended to identify these statements as forward looking. These statements represent the Company's current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure or unanticipated results in pending legal proceedings.

INDUSTRY SEGMENTS

         The Company operates in a single industry segment - steel.


                                STEEL OPERATIONS

STEEL MILL PRODUCTS

         During the years 1996, 1995 and 1994, LTV's operations accounted for 8.1%, 8.2% and 8.4%, respectively, of total domestic industry shipments of steel mill products, based on American Iron and Steel Institute ("AISI") reports. The net tons of steel mill products shipped by LTV's steel operations during these periods were: 1996-8,080,000; 1995-7,961,000 and 1994-7,969,000.

         LTV's steel mill product mix is reflected in the following table which shows the revenue dollars for the periods indicated:

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                             (DOLLARS IN MILLIONS)

                                                                 1996                  1995               1994
                                                                REVENUE              REVENUE            REVENUE
                                                                -------              -------            -------

         Hot and cold flat rolled products                       $2,017               $2,146             $2,100
         Galvanized products                                      1,203                1,221              1,212
         Tin mill products                                          453                  449                474
         Tubular products                                           319                  314                293
         All other                                                  143                  153                154
                                                                 ------               ------             ------
                  Total                                          $4,135               $4,283             $4,233

         Demand for hot and cold flat rolled products and galvanized products was strong during the three years shown due to strength in the U.S. economy and continuing strong demand for steel products. LTV realized increases in steel prices in 1994 through the first half of 1995. During the second half of 1995, however, flat rolled steel prices declined, recovering only partially during the latter half of 1996. The increase in tin mill revenue in 1996 from 1995 was due to stronger demand from the packing industry, offset partially by lower prices. The decrease in tin mill revenue in 1995 was due primarily to lower shipment levels, lower demand primarily from the packing industry, offset partially by higher prices. Shipments of electrical conduit tubular product continued strong during the three years due to strength in the construction market; shipments of mechanical tubing declined in 1996 due to weaker demand from the market segments served by the Company's tubular operations; shipments of electric weld pipe products recovered in 1996 from the depressed levels in the prior two years.

STEEL PRODUCTION

         The following table sets forth raw steel production and estimated capability information for both LTV and the domestic steel industry during the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                   1996             1995              1994
                                                                   ----             ----              ----

         Capability (net tons in thousands)
                  LTV                                             8,400            8,300             8,300
                  Industry(b)                                   116,100          112,500           108,200
                  Percent of industry                              7.2%             7.4%              7.7%
         Production (net tons in thousands)
                  LTV                                             8,780            8,460             8,250
                  Industry(b)                                   104,400          104,900           100,600
                  Percent of industry                              8.4%             8.1%              8.2%
         Production as a percentage of capability
                  LTV(a)                                         105.0%           102.0%             99.4%
                  Industry(b)                                     89.9%            93.3%             93.0%

(a) The Company follows industry standards in calculating its operating rate which is based on 95% of blast furnace capacity. The 5% adjustment recognizes the average effect of blast furnace relines.

(b) The information relating to the domestic steel industry is as reported by or is derived from data reported by the AISI and is preliminary for 1996. A net ton is 2,000 pounds.

         LTV produces its steel using the basic oxygen furnace process at its Cleveland Works and Indiana Harbor Works. With three continuous casters, LTV continuously casts 100% of its flat rolled steel production. LTV has supplemented its own steel production in recent years with purchases of semi-finished steel. In 1996, 1995 and 1994, LTV purchased approximately 168,000 tons, 279,000 tons and 514,000 tons, respectively, of semi-finished slabs from other domestic and foreign steel producers.

         Individual facilities are operated at rates that best serve LTV's overall need at the time and can be significantly higher or lower than LTV's average operating rate. LTV does not believe data regarding the utilization of individual facilities is necessarily meaningful.

CUSTOMERS

         The following table sets forth the percentage of shipments by tonnage distributed among LTV's various markets for the periods indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                  1996              1995              1994
                                                                  ----              ----              ----

         Steel service centers                                     32%               29%               28%
         Transportation                                            22                25                26
         Converters and processors                                 16                14                13
         Electrical, agricultural and other machinery              10                 9                 9
         Household appliances and office equipment                  6                 6                 7
         Containers and packaging                                   7                 6                 8
         Construction                                               5                 5                 6
         Exports                                                    2                 5                 2
         All other                                                  -                 1                 1
                                                                 ----              ----              ----
                  Total                                           100%              100%              100%

         Sales to LTV's largest unaffiliated customer, General Motors Corporation, represented approximately 11%, 12% and 11%, respectively, of LTV's sales dollars during 1996, 1995 and 1994.

SALES AND MARKET DISTRIBUTION

        Approximately 60% of LTV's steel products are sold under long-term contracts, most of which are negotiated on an annual basis. Almost all of LTV's flat rolled steel sales to its larger customers in the transportation, appliance, electrical equipment and food and beverage can markets are made pursuant to such contracts. These contracts generally provide for set prices for the products ordered during the period that the contract is in effect. As a result, LTV may experience a delay in realizing price changes related to its contract steel products business. Much of the remainder of LTV's flat rolled product is sold under contracts covering shorter periods at the then prevailing market prices for such product.

         During 1996, the Company reorganized its flat rolled sales organization, including all sales processing functions previously handled in the field, consolidating such functions at LTV's headquarters. As part of that reorganization, employees performing commercial, marketing and customer service functions were combined and reorganized along market lines. LTV will continue to maintain regional offices for flat rolled sales functions.

         Tubular and tin mill products are sold primarily through separate sales organizations divided into four regions.

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

         LTV's export sales of steel product were 2.1% of total dollar sales in 1996, 4.2% in 1995 and 2.0% in 1994.

COMPETITION

         LTV competes directly with domestic and foreign flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood which sometimes can be substituted for flat rolled carbon steel in manufactured products. The primary factors which have affected competition include price, quality, delivery performance and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate certain of its products from those of its competitors on the basis of product quality, technology, modern facilities and customer product and technical support. In order to further enhance the Company's customer service, the Company is reengineering its business processes in an effort to shorten customer response time and is making significant investments in new information systems to support those reengineered business processes.

Foreign

         Domestic steel producers have faced significant competition from foreign producers. Foreign competition is intense and has adversely affected product prices in the United States and tonnage sold by domestic producers. The domestic intensity of foreign competition is affected by, among other things, capacity in the global marketplace, worldwide steel demand and fluctuations in the value of the U.S. dollar against foreign currencies. Steel imports may increase should worldwide demand decline, the value of the dollar rise in relation to foreign currencies or U.S. trade laws not be strictly enforced. Many foreign steel producers are owned, controlled or subsidized by their governments. Accordingly, decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. Further, the U.S. has enacted legislation which implements the GATT Uruguay Round agreement, which weakens prior U.S. trade laws in some respects. This legislation over time could also result in increased steel imports from foreign producers.

         Based on AISI reports, imports of flat rolled products increased significantly during the second half of 1996, totaling 6.5 million net tons (over five months) and averaging 26% of domestic steel consumption for the period. Based on AISI reports, during the three years 1996, 1995 and 1994, imports of steel mill products totaled approximately 26.6 million (eleven months), 24.4 million and 30.1 million net tons, respectively, or approximately 23% of total domestic steel consumption in 1996 (eleven months), approximately 21% in 1995 and 25% in 1994. Of this amount, 6.9 million net tons (eleven months) or 26% of the imports in 1996 compared with 5.2 million net tons in 1995 and 7.9 million tons in 1994 consisted of semi-finished product purchased by domestic steel producers for further finishing and resale. The market for tubular products was most affected by imports, where foreign products accounted for 35% of the market in 1996 (eleven months), 35% in 1995 and 40% in 1994. Flat rolled imports (including tin mill products) comprised 16% of the flat rolled market in 1996 (eleven months), 16% in 1995 and 19% in 1994. For a description of the final dumping and subsidy decisions relating to foreign competition issued by the International Trade Commission ("ITC"), some of which are the subject of pending appeals, see "Trade Cases" below.

Domestic

         LTV also competes with other domestic integrated producers and also mini-mills which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some mini-mill producers to enter certain sectors of the flat rolled market, which have traditionally been supplied by integrated producers, and others have announced their intention to do the same. Because of their technology, mini-mills are currently highly dependent upon scrap and susceptible to fluctuating scrap prices.

         Industry experts estimate that current domestic raw steel production capacity will be increased by more than 8% during the next two years as new mini-mills, now under construction, engaged in start-up operations or otherwise proposed, begin operation. See "Significant Developments" regarding LTV's 50% participation in Trico Steel with international partners, a new mini-mill joint venture, which is scheduled to commence operations later in the first quarter of 1997. When fully operational, the mini-mill will have an estimated annual capacity of 2.2 million tons.

TRADE CASES

U.S.-Certain ITC Determinations

         In June 1992, certain members of the U.S. steel industry filed 84 cases against 21 foreign countries alleging that steel imports from these countries were being dumped and/or subsidized in the United States' steel market and causing or threatening to cause material injury to U.S. steel producers. The products involved included cut-to-length plates, hot rolled sheet, cold rolled sheet and corrosion resistant products. In July 1993, the International Trade Commission (the "ITC") made final determinations that material injury had occurred in approximately 83% of the total import tonnage in 1992 of corrosion resistant products, 36% of the total import tonnage in 1992 of cold rolled products and none of the hot rolled products. In January 1995, these findings were affirmed by the Court of International Trade (or, in the case of Canada, a bi-national panel), and in 1996 those issues in the cases which were appealed were affirmed by the U.S. Court of Appeals for the Federal Circuit. The time period in which the parties could seek a further review by the U.S. Supreme Court has expired. These decisions remain, however, subject to review annually at an administrative level with respect to the amount of the margins and also subject to review by the ITC with regard to the existence of material injury (although only upon a finding of "changed circumstances"). Cash deposits equal to estimated antidumping and/or countervailing duty margins continue to be required from importers to pay additional duties on those steel imports where there was a final affirmative injury decision.

         Since the ITC decisions, imports of hot and cold rolled product have increased significantly while corrosion resistant imports have increased to a lesser extent. During 1996, 29% of the Company's steel-related revenues were derived from the shipment of corrosion resistant steel, 27% from the shipment of cold rolled steel and 22% from the shipment of hot rolled steel.

Canada and Mexico

         In Canada and Mexico, administrative orders imposing dumping duties are in effect covering various steel product produced by LTV. Administrative reviews on certain steel products are pending in both Mexico and Canada.
During 1996, LTV exported less than 120,000 tons of such steel products into Canada and Mexico that are subject to dumping duties.

EMPLOYEES AND LABOR MATTERS

         As of December 31, 1996, LTV had approximately 14,000 active employees. Approximately 10,900 active employees, primarily hourly workers, are represented by unions. Of these employees, approximately 10,500 are represented by the United Steelworkers of America ("USWA").

         In June 1994, the Company and the USWA entered into a labor agreement which expires on August 1, 1999 (the "Labor Agreement"). The Labor Agreement provided for a reopener with respect to wage provisions in mid-1996, subject to binding, baseball-type arbitration (a procedure whereunder the arbitrator selects either the final Company or the final union offer). After final offers were presented by each party, in November 1996 the arbitrator chose the Company's final offer. The new wage package for USWA-represented LTV employees, which is comparable to the packages awarded recently at other domestic integrated steel producers, provides for aggregate wage increases totaling $1.00 an hour and lump sum payments totaling $1,000 per employee (plus up to an additional $1,000 if certain corporate financial results are met) over the remainder of the term of the Labor Agreement as well as continuing one additional holiday in each of the last two years of the agreement.

         In the latter half of 1997, other labor agreements covering approximately 230 USWA-represented employees expire at the two electro-galvanizing lines in which LTV has a partnership interest and at one of the Company's tubular plants. Labor agreements covering certain railroad employees are in various stages of negotiation.


                              OTHER ASPECTS OF LTV

RESEARCH AND DEVELOPMENT

         LTV's research and development efforts focus on developing new production processes to improve the quality and reduce the cost of LTV's product lines, provide product and technical support to customers and create new steel products.

         LTV operates a research and development facility and customer technical center in Cleveland to develop new steel products, improve existing steel products and develop more efficient operating procedures to meet the continually increasing demands of the transportation, appliance, electrical equipment and container markets. The employees of LTV's research and development facilities include chemists, metallurgists and engineers. In addition, LTV offices in Tokyo and Mexico City provide technical support to Company customers in those countries and their U.S. manufacturing operations.

         LTV also has a product application office in Detroit that works closely with customers in identifying optimum steel and manufacturing methods, evaluating steel product performance and solving customer manufacturing problems.

         Expenditures for research and development totaled $15.1 million in 1996, $14.8 million in 1995 and $15.1 million in 1994. These expenditures do not include the efforts of sales and manufacturing employees in working to meet customer technical demands.

ENVIRONMENTAL MATTERS

         LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal.

         The Company spent approximately $27 million in 1996 and $19 million in 1995 for compliance-related capital expenditures and expects to spend an average of approximately $35 million annually in capital expenditures for the next five-year period to meet environmental standards (including requirements of the 1990 Clean Air Act Amendments). Estimates for future capital expenditures and operating costs required for environmental compliance are difficult to determine, however, due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements and the availability of new technologies.

         Also, the Company spent approximately $18 million during 1996 and $17 million during 1995 for environmental clean-up and related matters at operating and idled facilities and had a recorded liability of $84 million at December 31, 1996 and $98 million at December 31, 1995 for known and identifiable environmental clean-up and related matters that are probable to occur, based on current law and existing technology. Most of these expenditures are expected to be incurred over the next five-year period. Other requirements for environmental matters, which could increase these costs, may arise in the future. See the discussion of "Environmental Liabilities and Related Costs" included in Management's Discussion and Analysis included in the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference.

EPA AND STATE ENVIRONMENTAL SETTLEMENT AGREEMENTS

         At the time of the Company's reorganization, the U.S. Environmental Protection Agency ("EPA"), several states and the Company entered into settlement agreements which resolved, or provided a mechanism for resolving, environmental claims arising from prior activities at previously owned Company properties and superfund sites. However, environmental claims relating to property owned by the Company on or after the date of reorganization were not affected, and the Company is in a business that has incurred and will continue to incur substantial expense as a result of environmental laws and regulations. The Company does not believe, however, that these future costs will have a material adverse effect on its financial position, liquidity and competitive position.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of LTV.

NAME                     AGE*       OFFICE
David H. Hoag             57        Chairman of the Board, President and Chief Executive Officer
J. Peter Kelly            55        Group Vice President-Steel
James F. Haeck            50        Senior Vice President-Commercial
Richard J. Hipple         44        Senior Vice President-Purchasing, Engineering and Strategic Planning
Arthur W. Huge            51        Senior Vice President and Chief Financial Officer
Glenn J. Moran            49        Senior Vice President, General Counsel and Secretary
Richard A. Veitch         56        Senior Vice President-Flat Rolled Operations
George T. Henning         55        Vice President and Controller
John C. Skurek            52        Vice President and Treasurer

*  As of December 31, 1996.

OFFICERS

         The only employee of LTV and its subsidiaries who is also a director of LTV is Mr. Hoag, Chairman of the Board, President and Chief Executive Officer of LTV.

         All officers, except Mr. Henning, have been employed by LTV or its subsidiaries for more than the last five years.

         Mr. Hoag has been Chairman of the Board of LTV since June 1991 and President and Chief Executive Officer of LTV since February 1991. He has also been a director of LTV since June 1986. He also is the Chairman of the Board and Chief Executive Officer and a director of LTV Steel Company, Inc. He also is a director of The Lubrizol Corporation (chemical manufacturing), Karrington Health, Inc. and The Chubb Corporation (insurance). He also is Chairman of the Board of Trustees of Allegheny College.

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

         Mr. Haeck was elected Senior Vice President-Commercial of LTV in January 1996. During the last five years, Mr. Haeck has also served as Senior Vice President-Commercial and Senior Vice President-Flat Rolled Operations at LTV Steel, Vice President and General Manager of Cleveland Works and Vice President and General Manager of Tubular Products at LTV Steel.

         Mr. Hipple was elected Senior Vice President-Purchasing, Engineering and Strategic Planning of LTV in February 1997. Prior thereto, from January 1996, he served as Vice President-Purchasing, Engineering and Strategic Planning of LTV. During the last five years, Mr. Hipple has served in a variety of officer positions at LTV Steel with responsibilities in the purchasing, engineering, environmental and strategic planning areas.

         Mr. Huge became Senior Vice President and Chief Financial Officer of LTV in June 1993. Mr. Huge has also served as Vice President and Chief Financial Officer of LTV Steel for more than the past five years.

         Mr. Moran has been Senior Vice President and General Counsel of LTV since September 1992 and Secretary since July 1993. He has also served for the last five years as Vice President and Group Counsel of LTV Steel.

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


ITEM 2.  PROPERTIES.

CORPORATE HEADQUARTERS

         In December 1996, LTV moved its corporate headquarters to a new location in Cleveland, Ohio and currently occupies 238,000 square feet under a new lease expiring in 2011. The lease provides LTV three consecutive five-year renewal options to extend the lease term through 2026.

STEEL PRODUCING FACILITIES

         The Company has two integrated steel mills, Cleveland Works and Indiana Harbor Works, and various finishing, galvanizing and processing facilities as well as stand alone tin mill and tubular operations. During the last five years, the Company has spent approximately $1.3 billion to modernize and upgrade these core facilities.

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

         LTV also operates a tin mill in Aliquippa, Pennsylvania. The Company's two tin mills (which includes one at Indiana Harbor Works as described above) have a combined operating capacity aggregating 840,000 tons and operated at a combined rate of 99% of capacity during 1996.

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

USWA Collateral Arrangement

         LTV has agreed with the USWA to grant liens on property with an appraised value of $500 million to secure payment of (i) certain retiree health benefits to salaried and hourly employees and retirees and (ii) certain employer contributions under a defined contribution plan for hourly employees (collectively, the "Secured Obligations"). The maximum amount recoverable to pay the Secured Obligations upon foreclosure of the collateral is $250 million. Pursuant to such agreement, LTV has granted liens on certain plant, property and equipment at its Cleveland Works and a royalty free license or sublicense with respect to intellectual properties used in connection with the manufacture of products at such facilities.

RAW MATERIALS

Iron Ore

         LTV owns interests in two iron ore mining operations. LTV's share of production at these mines during 1996 was sufficient to meet 100% of its iron ore requirements. LTV's share of reserves at these mines is sufficient to meet its anticipated iron ore requirements in the near term.

         LTV estimates that as of January 1, 1997, the total of its proven crude ore reserves and of its proportionate share of such reserves of the companies in which it has an ownership interest was such that, when mined and beneficiated, there could be produced for use by LTV approximately 466,000,000 gross tons (a gross ton is equivalent to 2,240 pounds) of merchantable ore averaging approximately 64% iron content. These ore reserves at the end of 1996, and 1996 activity, were as follows:

                                              PROVEN                                                    1996
                                                NET                     ANNUAL        SHARE OF       DELIVERIES
                                            INTEREST IN     IRON          ORE           1996          TO STEEL
                                            RESERVES(a)    CONTENT    ENTITLEMENT    PRODUCTION       PLANTS(b)
                                            -----------    -------    -----------    ----------       ---------
                                                               (GROSS TONS IN THOUSANDS)
Properties:
     LTV Steel Mining Company.............    421,000       64%         7,500(c)        7,457          7,410
     Empire Iron Mining Partnership(d)....     45,000       64%         2,000           2,018          1,891
                                              -------                   -----           -----          -----
Total Properties..........................    466,000                   9,500           9,475          9,301

(a) LTV's ownership interest in reserves is stated in gross tons of concentrates or pellets.
(b) "1996 Deliveries to Steel Plants" does not include the sale of ore products to third parties.
(c) LTV owns 100% of LTV Steel Mining Company located in Minnesota. The entitlement is based on normal annual plant capacity, and the production level can be reduced at LTV's discretion.
(d) LTV holds a 25% interest in Empire Iron Mining Partnership which operates an iron ore mine and pellet facility in Michigan. LTV can reduce its annual ore purchase requirements. Minimum ore purchase requirements in 1996 totaled 1,333,333 gross tons.

         Ore reserves are expected to be exhausted prior to the expiration dates of the various leases associated with LTV's mining properties. LTV is committed to pay its share of the annual cost of the Empire Iron Mining operations either through cash advances or purchases of ore at market prices.

         During 1996, the average blast furnace charge consisted of approximately 90% pellets and 10% sinter. During 1996, 92.3% of LTV's pellet and sinter requirements came from affiliated sources.

Metallurgical Coal and Coke

         Metallurgical coal is used to make coke which is used in blast furnaces to make iron in the raw steelmaking process. All LTV's metallurgical coal requirements are purchased from unaffiliated third parties under a number of short and intermediate term contracts.

         LTV produced 78% of its coke requirements during 1996 and expects to produce 84% of its anticipated requirements for 1997 at its owned coke batteries located at Warren, Ohio; Chicago, Illinois; and Pittsburgh, Pennsylvania. The operational life of these batteries could be adversely affected by increasingly stringent environmental regulations or their inability to continue to meet existing environmental standards. See Item 3. Legal Proceedings for information relating to existing and threatened environmental proceedings involving certain of the Company's coke batteries. LTV anticipates, however, that its internal coke supply, together with coke purchased from third parties, will meet substantially all of its near-term coke requirements.

Other Raw Materials

         LTV has a 53.5% interest in Presque Isle Corporation which operates a limestone quarry located in Michigan. LTV's share of Presque Isle Corporation's proven limestone reserves was approximately 132,668,000 gross tons as of December 31, 1996. In 1996, LTV used approximately 461,000 gross tons of limestone from Presque Isle and other sources in its steelmaking operations. LTV owns a burnt lime processing plant at Grand River, Ohio, which processes limestone from Presque Isle and other sources into burnt lime. In 1996, approximately 44% of the 325,000 net tons of high calcite burnt lime consumed by LTV came from these sources.

         Substantially all other raw materials are purchased in the open market from domestic and foreign sources. Most of such raw materials, including scrap, nickel, tin, zinc and ferroalloys, are expected to continue to be in sufficient supply, although market prices have historically been subject to wide fluctuations.

         During the past three years, the Company has purchased a significant amount of semi-finished slabs from other steel producers to supplement its own production. The availability of such slabs, and the prices at which they can be purchased, may vary, especially during periods of peak production in the steel industry. See "Steel Production" above.

JOINT VENTURES

         LTV also participates in a number of joint ventures, the largest of which involve international partners and are described below.

         MINI-MILL. The Company through a subsidiary owns a 50% interest in a new mini-mill in Decatur, Alabama which is scheduled to commence start-up operations in the first quarter of 1997. The joint venture, which is also owned 25% each by subsidiaries of Sumitomo Metal Industries, Ltd. and British Steel plc, will produce commercial and higher quality hot rolled steel. When the mill becomes fully operational (scheduled for 1998), it will have an annual capacity of 2.2 million tons. The steel produced by Trico Steel will be sold by a sales force of a wholly-owned subsidiary of LTV which will be dedicated solely to the sale of Trico Steel product.

          DRI FACILITY. This international joint venture with Cleveland-Cliffs Inc and Lurgi AG was formed to construct and operate a facility in Trinidad and Tobago to produce direct reduced iron ("DRI") briquettes (a substitute for steel scrap) for use in electric furnace steelmaking operations. The joint venture, Cliffs and Associates Limited, is 46.5% owned by a subsidiary of LTV with the remainder owned by subsidiaries of Cleveland-Cliffs Inc (46.5%) and Lurgi AG (7%). The project, which will utilize the new CIRCORED process, will have an estimated annual capacity of 500,000 metric tons and the cost of construction is expected to aggregate approximately $150 million. Site preparation activities began in late 1996, and production is scheduled to begin in the second half of 1998. The facility will be operated by Cliffs Reduced Iron Management Company, a subsidiary of Cleveland-Cliffs Inc.

         ELECTRO-GALVANIZING LINES. LTV owns joint venture interests in two electro-galvanizing lines. The first, involving a joint venture owned 60% by a subsidiary of LTV and 40% by a subsidiary of Sumitomo, was built at LTV's Cleveland Works. The line produces one-sided and two-sided zinc-coated flat rolled steel products, utilizing an electrolytic galvanizing process, and has an annual capacity of approximately 420,000 tons of coated products. The second line, involving a joint venture which is owned equally by subsidiaries of LTV and Sumitomo, produces zinc, nickel/zinc and nickel/zinc/organic coated products and has an annual capacity of approximately 360,000 tons of coated product. The second line is located in Columbus, Ohio. Most of the cold rolled steel that is coated at these facilities is produced by LTV, and LTV is responsible for all sales and marketing of coated products processed by the joint ventures. The two electro-galvanizing lines operated at a combined rate of 87% of capacity during 1996.

         LTV continues to study opportunities to invest in domestic and international growth opportunities with attractive profit potential, including opportunities designed to support and enhance its core business.

PROPERTY ADDITIONS AND CAPITAL EXPENDITURES

     Capital expenditures and depreciation and amortization for the periods indicated are as follows:

                                                              1996                1995                1994
                                                       -----------         -----------           ---------
                                                                         (IN THOUSANDS)

      Capital Expenditures.......................         $242,865            $204,890            $233,936

      Depreciation and Amortization..............         $265,734            $251,876            $241,764

      The expenditures during 1996, 1995 and 1994 were mainly to refurbish blast furnaces and for equipment and facilities which are designed to reduce cost, increase production efficiency and improve quality and for environmental control projects. In 1996 and 1995, the Company also made initial expenditures for the development of a new information systems project to support the Company's business processes. LTV is currently engaged in the implementation phase of the project which is expected to extend through the end of 1998 and will require substantial additional funds in 1998 and 1999 as LTV integrates its information technology (while resolving its year 2000 software issues) and reengineers the organization to use new processes. All existing and future information systems supporting these business processes are being maintained by outside information systems providers under a long-term contract. Capital expenditures in 1997 are expected to aggregate approximately $320 million, which includes the cost of a blast furnace reline at Indiana Harbor. Capital spending for environmental control projects constructed during 1996, 1995 and 1994 was $26,662,000; $18,981,000 and $30,187,000, respectively.

         LTV also made investments in affiliates in steel related businesses totaling $78.5 million in 1996, $89.2 million in 1995 and $0.9 million in 1994, primarily for construction.


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

Environmental Proceedings

         Legal and administrative actions have been taken or are being threatened against LTV and its subsidiaries, as discussed below, by the EPA and the States of Indiana and Illinois or their state and local environmental agencies for alleged violations of various federal, state and local environmental laws and regulations. The Company has accrued for losses and costs associated with these actions that are likely to occur and estimable or otherwise provided for studies which will permit estimation upon completion of the study.

         EPA - Chicago Coke Battery. LTV Steel and the United States, represented by the U.S. Department of Justice and U.S. EPA, have reached a tentative settlement agreement for alleged violations of air quality standards at the Chicago Coke Battery for the years 1993 through 1995. The settlement agreement, which has been filed with the U.S. District Court for the Northern District of Illinois for approval, provides for the assessment of a civil penalty of $1.6 million. LTV Steel is to receive a credit of $350,000 against that civil penalty in exchange for carrying out a supplemental environment project directed to controlling pushing emissions.

        EPA - Cleveland Works. In February 1997, LTV Steel received a Notice of Violation ("NOV") issued by the U.S. EPA alleging violations of certain air emission standards at three of its blast furnaces, the precipitator stacks at a basic oxygen furnace shop and a boiler located at LTV Steel's Cleveland Works. The NOV alleges numerous violations over various periods of time extending in some cases as far back as 1992. LTV Steel is subject to a maximum statutory penalty of $27,500 per day for each violation.

         State of Indiana. In April 1995, LTV Steel received a NOV issued by the Indiana Department of Environmental Management ("IDEM") which alleges that releases of contaminants onto and beneath the ground have occurred at the Indiana Harbor Works in violation of applicable environmental regulations. IDEM is seeking to have the Company undertake a comprehensive remediation program to clean up the alleged on-ground and below-ground contamination at the facility. The NOV is broad-based and, depending upon the nature of the remediation program that might be imposed upon the subsidiary and IDEM's authority to require a comprehensive clean-up, the cost of such work could be substantial.

         IDEM has also issued NOVs to LTV Steel relating to BOF precipitator stack fugitive emissions from the BOF roof monitors at the Indiana Harbor Works. LTV Steel is subject to a maximum statutory penalty of $25,000 per day for each violation.

         In November 1996, IDEM and the U.S. Department of Interior informed the Company and 15 other companies of their intent to perform a National Resource Damage Assessment of the Grand Calumet River System. Each of the 16 entities was asked to contribute an unspecified amount of funding for the study. The government has not provided any cost estimate or schedule for implementation of the study. The Company is unable to predict what, if any, action might be recommended or required as a result of this study or what the potential cost to the Company of such action might be.

         State of Illinois. After notifying the Illinois EPA ("IEPA") of hazardous wastes discovered at an area of the ore yard at LTV Steel's Chicago plant, LTV submitted to IEPA a remedial plan for clean-up. The cost of the plan, now being reviewed by IEPA, is expected to be immaterial.

Joint Plan

         Remaining Proceedings Relating to Status of Claims. Aetna Casualty and Surety Company ("Aetna") filed 10 appeals to the U.S. District Court for the Southern District of New York ("District Court") from various orders of the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), including the order confirming the Joint Plan. In some of these appeals, Aetna sought priority for certain of its claims that were classified as general unsecured claims under the Joint Plan, and, if Aetna had prevailed on these appeals, Aetna would have sought cash payments for various claims that (i) were disallowed by the Bankruptcy Court or (ii) have received distributions of non-cash consideration (including stock, warrants and contingent value rights) in accordance with the Joint Plan. In January 1995, the District Court affirmed the Bankruptcy Court's decision denying administrative or excise tax priority to Aetna's claims based upon certain bonds totaling approximately $38 million of its aggregate $45 million of claims. Aetna appealed such decision to the U.S. Court of Appeals for the Second Circuit, which affirmed the District Court decision in July 1996. The time during which Aetna could have sought a further review of the decision by the U.S. Supreme Court has expired. Three matters on appeal are still pending. The U.S. Court of Appeals for the Second Circuit reversed in September 1996 the prior decisions of two lower courts and held that Aetna had a right to recover from LTV in the Chapter 11 proceedings amounts that Aetna had paid out for black lung benefits pursuant to a surety bond. A motion for rehearing on this issue before the Second
Circuit was denied in February 1997. This claim for recovery is estimated to aggregate approximately $3 million. The U.S. District Court reversed an order and remanded to Bankruptcy Court to determine the discount rate to use to determine the amount of Aetna's claims after discounting to the Bankruptcy Filing Date. Unless reversed on appeal, Aetna will have to return to LTV the difference in the amount Aetna has received in distribution on its general unsecured claims and the discounted amount, which may be approximately $4 million. In addition to what it has already received, if Aetna were ultimately to prevail in all of the remaining matters still on appeal, Aetna would seek payments, in addition to what it has already received, of approximately $8 million.

Aerospace-Related Litigation

         Thomson Litigation. In August 1992, the Company filed suit against Thomson CSF, S.A. ("Thomson"), in the Bankruptcy Court alleging that Thomson breached its promise to pay the Company $20 million in the event that Thomson was unable to purchase the missiles division from the Company by July 31, 1992 for reasons relating directly or indirectly to Thomson's failure to obtain certain U.S. government authorizations to purchase and operate such division. Thomson denied the allegations and countersued for damages of not less than $250 million plus costs, expenses and attorneys fees, alleging that the Company breached the contract of sale for the missiles division by failing to use "reasonable efforts" to assist Thomson in obtaining the necessary government approvals. Thomson also claimed the Company breached express and implied warranties under the purchase agreement by failing to disclose accurate information regarding certain security requirements for missiles division contracts and thereby fraudulently induced Thomson to enter into such agreement. The counterclaims also sought an order declaring that Thomson was not obligated to pay the Company the $20 million reverse break-up fee. In June 1993, the Bankruptcy Court granted the Company's motion for summary judgment as to Thomson's claims of breach of express and implied warranties and fraud. In September 1995, the Bankruptcy Court ruled following a trial that Thomson had breached its promise to pay the Company $20 million as a result of Thomson's inability to complete the purchase of the Company's missiles division by July 31, 1992 and that the Company had not breached the contract with Thomson by failing to use "reasonable efforts" to assist Thomson in obtaining the necessary government approvals. Thomson appealed the rulings to the U.S. District Court for the Southern District of New York and provided security for the monetary judgment, including allowed interest (estimated to aggregate approximately $8 million as of year-end 1996), pending a final resolution of the litigation. In July 1996, the District Court affirmed the ruling of the Bankruptcy Court, and this ruling was appealed further by Thomson to the U.S. Court of Appeals for the Second Circuit. In connection with the Joint Plan, the Company has provided a guarantee to contribute to an aerospace creditor trust up to $10 million following a final judgment in this lawsuit. The Company proposes to use the proceeds from this lawsuit to satisfy this obligation. In the event the proceeds from this litigation are less than $10 million, the Company will be required to make a payment to the trust in the amount necessary to make up any difference. The aerospace creditors trust is also entitled to half of all allowed interest on any judgment against Thomson in favor of the Company.

Patent Litigation

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

Kawasaki Litigation

      In March 1996, Kawasaki Steel Corporation ("Kawasaki") filed an action in the U.S. District Court for the Northern District of Ohio, Eastern Division, alleging that the continuous annealing line at the Cleveland Works of LTV Steel infringes five patents owned by Kawasaki. The action (currently in the discovery phase) seeks to enjoin LTV Steel from future infringement of the patents and unspecified damages (which Kawasaki alleges are substantial in amount), interest and costs for the alleged prior infringement of the patents.

Asbestos-Related Litigation

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

     Also, in February 1997, a purported class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio by four individual representatives against LTV Steel and more than fifty other companies on behalf of a large class of individuals who allegedly were exposed to asbestos since 1950. LTV Steel's liability, if any, allegedly arises as an owner of property where exposure to asbestos occurred. Plaintiffs seek unspecified monetary damages and a fund to pay for the costs of medical monitoring of class members. A hearing on certification of the suit as a class action is scheduled for July 1997.

Other

     Also in 1996, LTV Steel filed an action in the U.S. Court of Federal Claims seeking recovery of approximately $25 million in Federal Insurance Contribution Act ("FICA") and Federal Unemployment Tax Act ("FUTA") taxes which were paid by LTV Steel to the U.S. government during the period 1987 through 1993 in connection with certain pension make-up payments made to certain hourly and salaried retirees. The Company's position is that these pension payments are not subject to FICA and FUTA taxes.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     "Shareholders' Information" on the inside back cover, "Five Year Financial Summary" on page 56, "Quarterly Financial Information" on page 57 and "Liquidity and Financial Resources" on page 33 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

STOCK REPURCHASE PLAN

     In January 1997, the Board of Directors authorized a stock repurchase plan, whereunder the Company would purchase from time to time in the open market up to $75 million of the outstanding shares of Common Stock of the Company.

BY-LAW AMENDMENTS:
ADVANCE STOCKHOLDER NOTICE REQUIREMENTS AND OTHER PROVISIONS

     In 1996, LTV adopted amendments to its By-Laws intended to promote the efficient functioning of its annual meetings. The amendments confirm LTV's right to determine the time, place and conduct of stockholder meetings, require advance notice by mail or delivery to LTV of stockholder proposals or director nominations for annual meetings and require persons wishing to conduct a solicitation of written consents of stockholders or to call a special meeting of stockholders to apply to the Board of Directors to set a record date for the consent solicitation or to determine whether the requisite number of stockholders desire to call a special meeting.

     Under the amended By-Laws, stockholders must provide LTV with at least 60 days, but no more than 90 days, notice prior to the announced Tentative Meeting Date of (i) business the stockholder is proposing for consideration at that meeting and (ii) persons the stockholder intends to nominate for election as directors at that meeting.

     In December 1996, LTV's Board of Directors selected April 22, 1997 as the Tentative Meeting Date for the next annual meeting of stockholders. The Company has now finalized the date of the meeting as April 24, 1997. The change does not, however, change the previously announced time periods for notice of stockholder proposals or director nominations. Stockholders who intend to propose business for consideration or to nominate persons for election as directors at the 1997 annual meeting must provide notice and the required information to LTV no earlier than January 22, 1997 and no later than February 21, 1997.

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

     LTV's Board of Directors was required by Article Ninth of LTV's Restated Certificate of Incorporation to consider during 1996 whether to waive the transfer restrictions in Article Ninth with respect to all future transfers of securities. At its October 1996 meeting, the Board of Directors, after considering all relevant factors, determined not to waive Article Ninth at such time.

ITEM 6. SELECTED FINANCIAL DATA.

      "Five Year Financial Summary" on page 56 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      "Management's Discussion and Analysis" on pages 30 through 37 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The listing on page F-1 lists all financial statements which are filed as a part of this Report and which are incorporated herein by reference.

      "Quarterly Financial Information" on page 57 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the directors of LTV to be included in LTV's Annual Proxy Statement for the 1997 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1997, is incorporated herein by reference. Information relating to the executive officers of LTV is included in "Item 1.
Business-Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to management remuneration and transactions included in LTV's Annual Proxy Statement for the 1997 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to ownership of LTV stock by the directors and officers of LTV and owners of more than 5% of any class of LTV stock to be included in LTV's Annual Proxy Statement for the 1997 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1997, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships and related transactions to be included in LTV's Annual Proxy Statement for the 1997 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1997, is incorporated herein by reference.


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

         (3)-(2)                -   Certificate of Designations for Series B Preferred Stock  (incorporated  herein by reference to Exhibit 4 to SMI America, Inc.'s 13D Filing)

         (3)-(3)                -   Amendments to LTV's By-Laws  adopted on October 25, 1996  (incorporated  herein by  reference  to Exhibit  (3)-(1) to LTV's Report on Form 10-Q for the quarter ended September 30, 1996)

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

         (10)-(48)              -   Amendment  to The  LTV  Corporation  Supplemental  Management  Retirement  Plan
                                    adopted  on October  28,  1994  (incorporated  herein by  reference  to Exhibit
                                    (10)-(51)  to LTV's  Report on Form 10-Q for the quarter  ended  September  30,
                                    1994)

         (10)-(49)              -   Amendment No. 5 to the Settlement  Agreement  dated as of June 28,  1993 by and among the PBGC,  LTV,  the Initial LTV Group and LTV, as  Administrator  of the
                                    Restored Plans (incorporated  herein by reference to Exhibit (10)-(55) to LTV's
                                    Report on Form 10-K for the year ended December 31, 1994)

         (10)-(50)              -   The Hourly  Employee Stock Payment  Alternative  Plan  (incorporated  herein by
                                    reference  to  Exhibit  4.3  to  LTV's  Registration   Statement  on  Form  S-8
                                    [Registration No. 33-56861])

         (10)-(51)              -   Amendments  Nos.  1 through 4 to the  Letter  of Credit  Agreement  dated as of
                                    October 12, 1994 among LTV Steel Company,  Inc., Continental Emsco Company, LTV
                                    Steel  Mining  Company,  LTV  Steel  Tubular  Products  Company,  LTV,  various financial  institutions and BT Commercial  Corporation  (incorporated herein by reference  to Exhibit  (10)-(56)  to LTV's  Report on Form 10-Q for the quarter ended September 30, 1995)

         (10)-(52)              -   Amendment  No. 1 to the  Receivables  Purchase and Sale  Agreement  dated as of
                                    October  12,  1994  among  LTV,  LTV Steel  Company,  Inc.,  Continental  Emsco
                                    Company,  LTV Steel Tubular Products  Company,  Georgia Tubing  Corporation and
                                    LTV  Sales  Finance  Company  (incorporated  herein  by  reference  to  Exhibit
                                    (10)-(57)  to LTV's  Report on Form 10-Q for the quarter  ended  September  30,
                                    1995)

         (10)-(53)              -   Amendments  Nos. 6 and 7 to the Settlement  Agreement dated as of June 28, 1993 by and  among  the  PBGC,  LTV,  the  Initial  LTV  Group  (as  defined  in the
                                    Settlement   Agreement)  and  LTV,  as  Administrator  of  the  Restored  Plans
                                    (incorporated  herein by reference to Exhibit (10)-(58) to LTV's Report on Form
                                    10-Q for the quarter ended September 30, 1995)

         (10)-(54)              -   Amendment No. 8 to the  Settlement  Agreement  dated as of June 28, 1993 by and among the PBGC,  LTV,  the  Initial  LTV Group (as  defined  in the  Settlement
                                    Agreement) and LTV as Administrator of the Restated Plans (incorporated  herein by  reference  to Exhibit  (10)-(59)  to LTV's Report on Form 10-K for the year ended December 31, 1995)

         (10)-(55)              -   Amendment  No.  5 dated  as of  November  15,  1995  to the  Letter  of  Credit
                                    Agreement  dated as of October 12,  1994 among LTV,  LTV Steel  Company,  Inc.,
                                    Continental  Emsco  Company,  LTV  Steel  Mining  Company,  LTV  Steel  Tubular
                                    Products Company,  various financial institutions and BT Commercial Corporation
                                    (incorporated  herein by reference to Exhibit (10)-(60) to LTV's Report on Form
                                    10-Q for the quarter ended March 31, 1996)

         (10)-(56)              -   Amendment  No.  6 dated  as of  February  14,  1996  to the  Letter  of  Credit
                                    Agreement  dated as of October 12,  1994 among LTV,  LTV Steel  Company,  Inc.,
                                    Continental  Emsco  Company,  LTV  Steel  Mining  Company,  LTV  Steel  Tubular
                                    Products Company,  various financial institutions and BT Commercial Corporation
                                    (incorporated  herein by reference to Exhibit (10)-(61) to LTV's Report on Form
                                    10-Q for the quarter ended March 31, 1996)

         (10)-(57)              -   Amendment  No. 7 dated as of June 30,  1996 to the  Letter of Credit  Agreement
                                    dated as of October 12, 1994 among LTV, LTV Steel  Company,  Inc.,  Continental
                                    Emsco Company,  LTV Steel Mining Company,  LTV Steel Tubular Products  Company,
                                    various  financial  institutions  and BT Commercial  Corporation  (incorporated herein by reference  to Exhibit  (10)-(61) to LTV's Report on Form 10-Q for the
                                    quarter ended June 30, 1996)

         (10)-(58)              -   The LTV Corporation Amended and Restated Non-Employee Directors' Equity
                                    Compensation Plan adopted on November 22, 1996 (filed herewith)

         (10)-(59)              -   The LTV Corporation Amended and Restated Non-Employee Directors' Deferred
                                    Compensation Plan adopted on November 22, 1996 (filed herewith)

         (10)-(60)              -   The LTV Corporation  Amended and Restated Executive Deferred  Compensation Plan
                                    adopted on October 25, 1996 (filed herewith)

         (10)-(61)              -   Amendment No. 9 to the  Settlement  Agreement  dated as of June 28, 1993 by and among the PBGC,  LTV,  the  Initial  LTV Group (as  defined  in the  Settlement
                                    Agreement) and LTV as Administrator of the Restated Plans (filed herewith)

         (11)                   -   Statement re Computation of Per Share Earnings (filed herewith)

         (13)                   -   Portions  of the 1996  Annual  Report to  Shareholders  incorporated  into this
                                    Report by reference (filed herewith)

         (21)                   -   List of subsidiaries (filed herewith)

         (23)                   -   Consent of Ernst & Young LLP (filed herewith)

         (27)                   -   Financial Data Schedule (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Palm Beach, Florida, as of the 28th day of February 1997.

                                              THE LTV CORPORATION


                                              By  /s/   Glenn J. Moran
                                                  ------------------------------
                                                       (Glenn J. Moran)



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

         Signature                              Title                                       Date
         ---------                              -----                                       ----

/s/ DAVID H. HOAG                           Chairman of the Board, President            February 28, 1997
------------------------------------        Chief Executive Officer and Director
    (David H. Hoag)                         (Principal Executive Officer)



/s/ ARTHUR W. HUGE                          Senior Vice President and Chief             February 28, 1997
------------------------------------            Financial Officer
    (Arthur W. Huge)                        (Principal Financial Officer and
                                             Principal Accounting Officer)




/s/ GEORGE T. HENNING                       Vice President and Controller               February 28, 1997
------------------------------------
    (George T. Henning)



/s/ EDGAR L. BALL                           Director                                    February 28, 1997
------------------------------------
    (Edgar L. Ball)



/s/ DR. COLIN C. BLAYDON                    Director                                    February 28, 1997
------------------------
    (Dr. Colin C. Blaydon)



/s/ WILLIAM H. BRICKER                      Director                                    February 28, 1997
------------------------------------
    (William H. Bricker)

         Signature                  Title                                       Date
         ---------                  -----                                       ----

/s/ JOHN C. EVANS                   Director                                    February 28, 1997
-----------------------------
    (John C. Evans)



/s/ JOHN E. JACOB                   Director                                    February 28, 1997
-----------------------------
    (John E. Jacob)



/s/ EDWARD C. JOULLIAN III          Director                                    February 28, 1997
-----------------------------
    (Edward C. Joullian III)



/s/ M. THOMAS MOORE                 Director                                    February 28, 1997
-----------------------------
    (M. Thomas Moore)



/s/ HAROLD A. POLING                Director                                    February 28, 1997
-----------------------------
    (Harold A. Poling)



/s/ VINCENT A. SARNI                Director                                    February 28, 1997
-----------------------------
    (Vincent A. Sarni)



/s/ SAMUEL K. SKINNER               Director                                    February 28, 1997
-----------------------------
    (Samuel K. Skinner)



/s/ DR. PAUL G. STERN               Director                                    February 28, 1997
-----------------------------
    (Dr. Paul G. Stern)



/s/ STEPHEN B. TIMBERS              Director                                    February 28, 1997
-----------------------------
    (Stephen B. Timbers)



/s/ FARAH M. WALTERS                Director                                    February 28, 1997
-----------------------------
     (Farah M. Walters)

                               THE LTV CORPORATION

                       FORM 10-K - ITEM 14 (a)(1) and (2)
                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

         The following is a listing of the consolidated financial statements which are incorporated herein by reference. The consolidated financial statements of LTV and subsidiaries and Ernst & Young LLP's report thereon, included in the 1996 Annual Report to Shareholders, are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and the pages listed in Items 5, 6, 7 and 8, the 1996 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

                                                                 Reference Page
                                                                 --------------
                                                                   1996 Annual
                                                                    Report to
                                                                  Shareholders
                                                                  Incorporated
                                                                  by Reference
                                                                  ------------

Report of Ernst & Young LLP, independent auditors................     55
At December 31, 1996 and 1995:
     Consolidated balance sheet..................................     40
For the years ended December 31, 1996, 1995 and 1994:
     Consolidated statement of income............................     38
     Consolidated statement of cash flows........................     39
For the years ended December 31, 1996, 1995 and 1994:
     Consolidated statement of shareholders' equity..............     42
Notes to consolidated financial statements.......................     43


         All schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are inapplicable, or the information required thereby is set forth in the financial statements or the notes thereto.