Form 10-Q
period 1997-03-31
LTV CORP
filed 1997-04-24
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1997                     Commission File No. 1-4368



                               THE LTV CORPORATION
             (Exact name of registrant as specified in its charter)



    Delaware                                                 75-1070950
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


 200 Public Square                                           44114-2308
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



                                                                Yes  X   No
                                                                   ----    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



                                              104,523,992 shares of common stock
                                                         (as of April 21, 1997)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (in millions, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                             1997          1996
                                                         -----------    ---------
SALES                                                     $ 1,071.9       $ 993.1

Costs and expenses:
    Cost of products sold                                     931.2         879.7
    Depreciation and amortization                              67.6          67.1
    Selling, general and administrative                        37.1          34.1
    Net interest and other income                              (8.7)         (9.0)
                                                          ---------       -------
       Total                                                1,027.2         971.9
                                                          ---------       -------

INCOME BEFORE INCOME TAXES                                     44.7          21.2

Income tax provision:
    Taxes payable                                               1.8           0.4
    Taxes not payable in cash                                  16.1           7.5
                                                          ---------       -------
       Total                                                   17.9           7.9
                                                          ---------       -------

NET INCOME                                                $    26.8       $  13.3
                                                          =========       =======

EARNINGS PER SHARE

    Primary                                               $    0.25       $  0.12

    Fully diluted                                         $    0.25       $  0.12


CASH DIVIDENDS PER COMMON SHARE                           $    0.03       $  --







--------------
See notes to consolidated financial statements.


                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)

                                                             March 31,  December 31,
                                                               1997        1996
                                                             --------   ----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                 $  172.1    $  107.4
    Marketable securities                                        480.9       566.4
                                                              --------    --------
          Total cash and marketable securities                   653.0       673.8
    Receivables, less allowance for doubtful accounts            427.3       400.3
    Inventories:
       Products                                                  593.0       570.6
       Materials, purchased parts and supplies                   194.7       231.7
                                                              --------    --------
          Total inventories                                      787.7       802.3
    Prepaid expenses, deposits and other                          18.0        11.9
                                                              --------    --------
          Total current assets                                 1,886.0     1,888.3
                                                              --------    --------
INVESTMENTS IN AFFILIATES                                        263.6       256.3
OTHER NONCURRENT ASSETS                                          146.7       149.1
PROPERTY, PLANT AND EQUIPMENT                                  3,924.9     3,871.3
    Allowance for depreciation                                  (816.8)     (754.5)
                                                              --------    --------
          Total property, plant and equipment                  3,108.1     3,116.8
                                                              --------    --------
                                                              $5,404.4    $5,410.5
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                          $  301.7    $  351.1
    Accrued employee compensation and benefits                   375.8       372.9
    Other accrued liabilities                                    184.4       175.0
                                                              --------    --------
          Total current liabilities                              861.9       899.0
                                                              --------    --------
NONCURRENT LIABILITIES
    Long-term debt                                               153.7       152.6
    Postemployment health care and other insurance benefits    1,596.3     1,596.0
    Pension benefits                                             650.5       647.9
    Other                                                        403.9       404.3
                                                              --------    --------
          Total noncurrent liabilities                         2,804.4     2,800.8
                                                              --------    --------
SHAREHOLDERS' EQUITY
    Convertible preferred stock (stated value $50.0)               0.5         0.5
    Common stock (par value $0.50 per share)                      52.8        52.8
    Additional paid-in capital                                 1,037.3     1,021.1
    Retained earnings                                            669.8       646.7
    Treasury stock (828,781 shares at cost)                      (10.4)       --
    Minimum pension liability adjustment and other               (11.9)      (10.4)
                                                              --------    --------
          Total shareholders' equity                           1,738.1     1,710.7
                                                              --------    --------
                                                              $5,404.4    $5,410.5
                                                              ========    ========

---------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                -------------------
                                                                   1997      1996
                                                                ---------  --------
OPERATING ACTIVITIES
    Net income                                                  $   26.8  $   13.3
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                67.6      67.1
       Income tax provision not payable in cash                     16.1       7.5
       Defined benefit pension expense                              11.0      18.2
       Postemployment benefit payments
          less (more) than related expense                           0.3      (0.3)
       Changes in assets, liabilities and other                    (60.5)     31.2
                                                                --------  --------
          Net cash provided by operating activities                 61.3     137.0
                                                                --------  --------
INVESTING ACTIVITIES
    Capital expenditures                                           (58.9)    (43.2)
    Investment in steel-related businesses                         (10.5)    (43.6)
    Net sales (purchases) of marketable securities                  85.5     (71.8)
    Proceeds from dispositions of discontinued
       operations, businesses and properties                         0.3       5.9
    Other                                                            1.8      (3.5)
                                                                --------  --------
          Net cash provided by (used in) investing activities       18.2    (156.2)
                                                                --------  --------
FINANCING ACTIVITIES
    Pension funding to restored plans                               (0.5)    (43.2)
    Preferred dividends paid                                        (0.6)     (0.6)
    Common dividends paid                                           (3.2)     --
    Purchase of treasury shares                                    (10.4)     --
    Other                                                           (0.1)     --
                                                                --------  --------
          Net cash used in financing activities                    (14.8)    (43.8)
                                                                --------  --------
Net increase (decrease) in cash and cash equivalents                64.7     (63.0)
Cash and cash equivalents at beginning of period                   107.4     265.9
                                                                --------  --------
Cash and cash equivalents at end of period                      $  172.1  $  202.9
                                                                ========  ========

Supplemental cash flow information is presented as follows:
    Interest payments                                           $    0.6  $    2.8
    Income tax payments                                              1.2       0.3
    Capitalized interest                                             3.9       1.8
    Purchases of marketable securities                             748.8   1,557.6
    Sales and maturities of marketable securities                  836.6   1,489.4

-------------

See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE (1) - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform with the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the LTV Annual Report to Shareholders incorporated by reference into the 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE (2) - The Company's income tax provision was $17.9 million in the first three months of 1997 compared with $7.9 million in 1996. Included in the 1997 and 1996 first three months' income tax provisions are federal and state income tax expense amounts of $16.1 million and $7.5 million, respectively, which do not result in cash payments and were reported as increases to the additional paid-in capital account of shareholders' equity. The Company's tax rate for the first quarter of 1997 is higher than the prior year primarily due to higher federal and state cash taxes.

NOTE (3) - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which requires changes to the method currently used to compute earnings per share. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 1997 AND 1996

Sales
-----
         Sales of $1.072 billion in the first quarter of 1997 increased by $79 million (8%) from the first quarter of 1996. First quarter 1997 steel shipments of 2.1 million tons increased by 85,000 tons (4%) from the first quarter of 1996. The overall sales increase in the first quarter of 1997 also included higher average selling prices of 4%.

         Nonsteel sales in the first quarter of 1997 of $28.1 million were $2 million higher than the first quarter of 1996.

Production and Costs
--------------------
         Raw steel production of 2.2 million tons in the first quarter of 1997 increased by 33,000 tons compared with the first quarter of 1996. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the first quarter of 1997 was 108% compared with 105% in 1996.

         Cost of products sold as a percentage of sales decreased to 87% in the first quarter of 1997 from 89% in the first quarter of 1996, primarily due to the higher average selling prices in the 1997 period, partially offset by increased ore production costs and higher steel production costs. The higher steel production costs were principally due to labor, and outside processing and warehousing.

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

         During the first three months of 1997, cash provided by operating activities amounted to $61.3 million. In the first three months of 1997, total cash and cash equivalents increased by $64.7 million, primarily due to the net sales of marketable securities of $85.5 million. Major uses of cash during the first three months of 1997 included capital expenditures of $58.9 million, investments in steel-related businesses of $10.5 million, and $10.4 million for the repurchase of Company stock. Since December 31, 1996, total cash, cash equivalents and marketable securities have decreased by $20.8 million to $653.0 million at March 31, 1997.

         The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At March 31, 1997, $307.2 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $23.3 million under this facility. The Company also has a separate letter of credit facility that provides for the issuance of up to $150 million in letters of credit. At
March 31, 1997, letters of credit totaling $75.6 million were outstanding under this facility.

         The Company's long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive debt covenant, approximately $165.7 million of retained earnings are available for common stock dividend payments at March 31, 1997. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on its financial flexibility.

         LTV competes directly with domestic and foreign integrated flat rolled carbon steel producers and minimills, and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood, which sometimes can be substituted for flat rolled carbon steel in manufacturing and construction. Certain companies have announced plans or begun construction of additional minimills to produce flat rolled products. Minimills are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs, and generally target regional markets. Thin slab casting technologies have allowed some minimills to enter certain flat rolled markets that have traditionally been supplied by integrated producers. The primary factors that affect competition include price, quality, delivery and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate some of its products from those of competitors on the basis of product quality, on-time delivery performance, and product and technical support to customers. LTV will continue to require substantial funds in future years to maintain and improve its steel operations in order to compete with steel substitutes, minimills and other fully integrated steelmakers. Capital expenditures for the full year are estimated to total approximately $320 million. In the first quarter of 1997, the Company invested $10.0 million in Cliffs and Associates, Ltd, a joint venture to produce direct reduced iron (DRI) briquettes in the Republic of Trinidad and Tobago.

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

         The Company spent $2.7 million during the first three months of 1997 for environmental clean-up and related matters at operating and idled facilities, and at March 31, 1997, has a recorded liability of $82.3 million for known and identifiable environmental and related matters. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $6.8 million in the first three months of 1997 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $35 million annually in capital expenditures during the next five years to meet environmental standards.

OUTLOOK

         Through the end of the first quarter of 1997, the Company has continued to experience a high demand for its products and a strong rate of incoming orders, although this may not continue in the future due to rising import levels and a strengthening dollar. These factors, along with industry capacity additions, could negatively affect future market prices for the Company's products.

         This report includes forward-looking statements. Our use of the words "outlook," "believes," "estimate," "expect" and similar words are intended to identify these statements as forward looking. These statements represent our current judgment on what the future holds. While we believe them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; or unanticipated results in pending legal proceedings. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

     EPA - Pittsburgh Coke Battery. LTV Steel Company, Inc. ("LTV Steel") received a Notice of Violation ("NOV") issued by the U.S. EPA alleging "continuous and substantial exceedances" of certain emission standards at LTV Steel's Pittsburgh coke battery during the period May 1 through December 31, 1996. LTV Steel is subject to a maximum penalty of $25,000 per day for each violation.

     Thomson Litigation. The time for petitioning for a rehearing of the decision of the U.S. Court of Appeals for the Second Circuit, which affirmed the decisions of the lower federal courts in the "Thomson Litigation" referred to in
Item 3 of LTV's Report on 10-K for the year ended December 31, 1996, has expired. LTV and Thomson have had discussions regarding the appropriate method of calculation of interest on the judgment in LTV's favor. However, the time period in which Thomson could petition for a writ of certiori to the U.S. Supreme Court does not expire until June 23, 1997.

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
                              28, 1993 and amended and restated as of October
                              12, 1994 among BT Commercial Corporation as agent for the Lenders and SMI America, lnc. as agent for the Noteholders (incorporated herein by reference to Exhibit (10)-(16) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

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
                              October 12, 1994, by and between LTV Master
                              Receivables Trust and LTV Sales Finance Company
                              (incorporated herein by reference to Exhibit (10)-
                              (26) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

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

                                      11-7

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
                              Management Retirement Plan adopted on October 28,
                              1994 (incorporated herein by reference to Exhibit
                              (10)-(51) to LTV's Report on Form 1O-Q for the quarter ended September 30, 1994)

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

 (10)-(55)             -      Amendment No. 5 dated as of November 15, 1995 to
                              the Letter of Credit Agreement dated as of October
                              12, 1994 among LTV, LTV Steel Company, Inc.,
                              Continental Emsco Company, LTV Steel Mining
                              Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial
                              Corporation (incorporated herein by reference to Exhibit (10)-(60) to LTV's Report on Form 10-Q for the quarter ended March 31, 1996)

  (10)-(56)            -      Amendment No. 6 dated as of February 14, 1996 to
                              the Letter of Credit Agreement dated as of October
                              12, 1994 among LTV, LTV Steel Company, Inc.,
                              Continental Emsco Company, LTV Steel Mining
                              Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial
                              Corporation (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form 10-Q for the quarter ended March 31, 1996)

  (10)-(57)            -      Amendment No. 7 dated as of June 30, 1996 to the
                              Letter of Credit Agreement dated as of October 12,
                              1994 among LTV, LTV Steel Company, Inc.,
                              Continental Emsco Company, LTV Steel Mining
                              Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial
                              Corporation (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form 10-Q for the quarter ended June 30, 1996)

 (10)-(58)             -      The LTV Corporation Amended and Restated
                              Non-Employee Directors' Equity Compensation Plan
                              adopted on November 22, 1996 (incorporated herein
                              by reference to Exhibit (10)-(58) to LTV's Report
                              on Form 10-K for the year ended December 31,
                              1996)

 (10)-(59)             -      The LTV Corporation Amended and Restated
                              Non-Employee Directors' Deferred Compensation Plan adopted on November 22, 1996 (incorporated herein by reference to Exhibit (10)-(59) to LTV's Report on Form 10-K for the year ended
                              December 31, 1996)



                                      11-10

 (10)-(60)              -     The LTV Corporation Amended and Restated Executive
                              Deferred Compensation Plan adopted on October 25,
                              1996 (incorporated herein by reference to Exhibit
                              (10)-(60) to LTV's Report on Form 10-K for the year ended December 31, 1996)

 (10)-(61)             -      Amendment No. 9 to the Settlement Agreement dated
                              as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form 10-K for the year ended December 31, 1996)

 (10)-(62)             -      Amendment No. 10 to the Settlement Agreement dated
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

                                                        THE LTV CORPORATION
                                                     --------------------------
                                                           (Registrant)


                                                     By /s/ Arthur W. Huge
                                                       ------------------------
                                                            Arthur W. Huge
                                                       Senior Vice President
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)

Date: April 24, 1997
     --------------------