Form 10-Q
period 1997-06-30
LTV CORP
filed 1997-07-29
CIK 60731

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1997                  Commission File No. 1-4368




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

                                  105,340,865 shares of common stock
                                       (as of July 24, 1997)

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS
                                 THE LTV CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                         (in millions, except per share data)
                                     (Unaudited)


                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                  ------------------           ------------------
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
SALES                                         $1,092.2       $1,075.1       $2,164.1       $2,068.2

Costs and expenses:
  Cost of products sold                          938.8          929.2        1,870.0        1,808.9
  Depreciation and amortization                   68.2           67.9          135.8          135.0
  Selling, general and administrative             39.2           36.3           76.3           70.4
  Results of affiliates operations                11.5             -            11.5             -
  Net interest and other income                  (10.6)          (8.9)         (19.3)         (17.9)
                                              --------       --------       --------       --------
    Total                                      1,047.1        1,024.5        2,074.3        1,996.4
                                              --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                        45.1           50.6           89.8           71.8

Income tax provision:
  Taxes payable                                    1.7            1.1            3.5            1.5
  Taxes not payable in cash                       16.3           17.5           32.4           25.0
                                              --------       --------       --------       --------
    Total                                         18.0           18.6           35.9           26.5
                                              --------       --------       --------       --------

NET INCOME                                    $   27.1       $   32.0       $   53.9       $   45.3
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Earnings per share:

  Primary                                     $   0.25       $   0.30       $   0.50       $   0.42

  Fully diluted                               $   0.25       $   0.29       $   0.50       $   0.42


Cash dividends per common share               $   0.03       $   0.03       $   0.06       $   0.03





------
See notes to consolidated financial statements.

                                 THE LTV CORPORATION
                              CONSOLIDATED BALANCE SHEET
                         (in millions, except per share data)



                                                      June 30,    December 31,
                                                        1997          1996
                                                      --------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $  177.1       $  107.4
  Marketable securities                                  498.9          566.4
                                                      --------       --------
       Total cash and marketable securities              676.0          673.8
  Receivables, less allowance for doubtful accounts      428.8          400.3
  Inventories:
    Products                                             594.4          570.6
    Materials, purchased parts and supplies              221.0          231.7
                                                      --------       --------
       Total inventories                                 815.4          802.3
  Prepaid expenses, deposits and other                    14.0           11.9
                                                      --------       --------
       Total current assets                            1,934.2        1,888.3
                                                      --------       --------
INVESTMENTS IN AFFILIATES                                279.3          256.3
OTHER NONCURRENT ASSETS                                  144.8          149.1
PROPERTY, PLANT AND EQUIPMENT                          3,973.9        3,871.3
  Allowance for depreciation                            (879.3)        (754.5)
                                                      --------       --------
       Total property, plant and equipment             3,094.6        3,116.8
                                                      --------       --------
                                                      $5,452.9       $5,410.5
                                                      --------       --------
                                                      --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $  318.3       $  351.1
  Accrued employee compensation and benefits             417.2          372.9
  Other accrued liabilities                              183.8          175.0
                                                      --------       --------
       Total current liabilities                         919.3          899.0
                                                      --------       --------
NONCURRENT LIABILITIES
  Long-term debt                                         154.8          152.6
  Postemployment health care and other insurance
   benefits                                            1,586.6        1,596.0
  Pension benefits                                       617.9          647.9
  Other                                                  411.2          404.3
                                                      --------       --------
       Total noncurrent liabilities                    2,770.5        2,800.8
                                                      --------       --------
SHAREHOLDERS' EQUITY
  Convertible preferred stock (stated value $50.0)         0.5            0.5
  Common stock (par value $0.50 per share)                52.8           52.8
  Additional paid-in capital                           1,053.5        1,021.1
  Retained earnings                                      693.3          646.7
  Treasury stock (1,995,581 shares at cost)              (26.5)           -
  Minimum pension liability adjustment and other         (10.5)         (10.4)
                                                      --------       --------
       Total shareholders' equity                      1,763.1        1,710.7
                                                      --------       --------
                                                      $5,452.9       $5,410.5
                                                      --------       --------
                                                      --------       --------

------
See notes to consolidated financial statements.

                                 THE LTV CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in millions)
                                     (Unaudited)
                                                          Six Months Ended
                                                               June 30,
                                                         -------------------
                                                         1997           1996
                                                         ----           ----
OPERATING ACTIVITIES
  Net income                                          $   53.9       $   45.3
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                        135.8          135.0
    Income tax provision not payable in cash              32.4           25.0
    Defined benefit pension expense                       21.9           36.4
    Postemployment benefit payments
       less (more) than related expense                    0.6           (0.6)
    VEBA Trust contributions                             (10.0)         (11.3)
    Changes in assets, liabilities and other             (49.9)          22.0
                                                      --------       --------
       Net cash provided by operating activities         184.7          251.8
                                                      --------       --------
INVESTING ACTIVITIES
  Capital expenditures                                  (130.5)         (82.1)
  Investment in affiliates                               (37.8)         (64.4)
  Net sales (purchases) of marketable securities          67.5         (138.1)
  Other                                                   20.7           (5.1)
                                                      --------       --------
       Net cash used in investing activities             (80.1)        (289.7)
                                                      --------       --------
FINANCING ACTIVITIES
  Pension funding to restored plans                       (1.0)         (43.7)
  Preferred dividends paid                                (1.1)          (1.1)
  Common dividends paid                                   (6.3)          (3.2)
  Share repurchases                                      (26.5)            -
                                                      --------       --------
       Net cash used in financing activities             (34.9)         (48.0)
                                                      --------       --------
Net increase (decrease) in cash and cash equivalents      69.7          (85.9)
Cash and cash equivalents at beginning of period         107.4          265.9
                                                      --------       --------
Cash and cash equivalents at end of period            $  177.1       $  180.0
                                                      --------       --------
                                                      --------       --------

Supplemental cash flow information is presented
 as follows:
  Interest payments                                   $    5.5       $    7.7
  Income tax payments                                      3.7            1.1
  Capitalized interest                                     7.8            4.1
  Purchases of marketable securities                   3,341.2        2,550.4
  Sales and maturities of marketable securities        3,409.3        2,415.9



------
See notes to consolidated financial statements.

                                 THE LTV CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1997



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

NOTE (2) - The Company's income tax provision was $35.9 million in the first six months of 1997 compared with $26.5 million in 1996. Included in the 1997 and 1996 first six months' income tax provisions are federal and state income tax expense amounts of $32.4 million and $25.0 million, respectively, which do not result in cash payments and were reported as increases to the additional paid-in capital account of shareholders' equity. The Company's tax rate for the second quarter of 1997 is higher than the prior year primarily due to timing differences of deductions, which resulted in higher taxable income.

NOTE (3) - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which requires changes to the method currently used to compute earnings per share and becomes effective at December 31, 1997. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

NOTE (4) - On July 2, 1997, the Company, through its new wholly-owned subsidiary VP Buildings, Inc., purchased substantially all of the assets and certain liabilities of Varco-Pruden Building Products Division of United Dominion Industries, Inc. for cash of approximately $187.5 million. Varco-Pruden engineers and manufactures pre-engineered, non-residential, low-rise steel building systems for manufacturing, warehousing, school and commercial applications. This transaction will be accounted for as a purchase and, accordingly, the accounts and transactions of the acquired company will be included in the consolidated financial statements from the date of acquisition.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS 1997 AND 1996

SALES

  Sales of $1.092 billion in the second quarter of 1997 increased by $17 million (2%) from the second quarter of 1996. Second quarter 1997 steel shipments of 2.1 million tons decreased by 65,000 tons (3%) from the second quarter of 1996. The overall sales increase in the second quarter of 1997 also included higher average selling prices of 5%.

  Sales of $2.164 billion in the first six months of 1997 increased by $96 million (5%) from the first six months of 1996. Steel shipments in the first six months of 1997 of 4.1 million tons increased by 19,000 tons from the first six months of 1996. The overall sales increase in the first six months of 1997 also included higher average selling prices of 4%.

  Nonsteel sales in the second quarter of 1997 of $38 million were $2 million higher than the second quarter of 1996. Nonsteel sales in the first six months of 1997 of $66 million were $5 million higher than the first six months of 1996.

PRODUCTION AND COSTS

  Raw steel production of 2.3 million tons in the second quarter of 1997 increased by 47,000 tons compared with the second quarter of 1996. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the second quarter of 1997 was 108% compared with 106% in 1996.

  Raw steel production of 4.5 million tons in the first six months of 1997 increased by 80,000 tons compared with the first six months of 1996. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the first six months of 1997 was 108% compared with 106% in 1996.

  Cost of products sold as a percentage of sales remained at 86% in the second quarter of 1997 and 1996 and decreased to 86% in the first six months of 1997 from 87% in the first six months of 1996. The decrease in the first half of 1997 is primarily due to the higher average selling prices in the 1997 period, partially offset by increased ore production costs and higher steel costs primarily due to a shift in the mix of products sold and a special charge of $4.0 million related to a fire at the Company's Cleveland Works pickle line in June 1997. The damaged pickle line affected about 10% of total production and resumed service in July 1997.

RESULTS OF AFFILIATES OPERATIONS

  Results of affiliates operations consists principally of LTV's share of losses from its 50% interest in Trico Steel Company, L.L.C., which commenced commercial operations in the second quarter of 1997.

INCOME TAXES

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

  During the first six months of 1997, cash provided by operating activities amounted to $184.7 million. In the first six months of 1997, total cash and cash equivalents increased by $69.7 million, primarily due to the net sales of marketable securities of $67.5 million. Major uses of cash during the first six months of 1997 included capital expenditures of $130.5 million, investments in steel-related businesses of $37.8 million, and $26.5 million for the repurchase of Company stock. Since December 31, 1996, total cash, cash equivalents and marketable securities have increased by $2.2 million to $676.0 million at June 30, 1997.

  The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At June 30, 1997, $311.3 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $23.4 million under this facility. The Company also has a separate letter of credit facility that provides for the issuance of up to $150 million in letters of credit. At
June 30, 1997, letters of credit totaling $75.5 million were outstanding under this facility.

  The Company's long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive debt covenant, approximately $183.1 million of retained earnings are available for common stock dividend payments at June 30, 1997. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on its financial flexibility.

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

  On July 14, 1997, the Company announced its intent to close its Pittsburgh coke facility by the end of the year, which would result in a special charge of approximately $150 million in the third quarter of 1997. Approximately one-third of this charge does not require cash outlays with the balance anticipated to be paid over a period in excess of ten years.

  LTV is currently negotiating with the United Steelworkers of America for new labor agreements covering employees at the Company's two electro-galvanizing facilities. The current agreements expire on July 31, 1997 and negotiations are continuing.

ENVIRONMENTAL LIABILITIES AND OTHER

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

  The Company spent $5.7 million during the first six months of 1997 for environmental clean-up and related matters at operating and idled facilities, and at June 30, 1997, has a recorded liability of $94.8 million for known and identifiable environmental and related matters. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $12.7 million in the first six months of 1997 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $35 million annually in capital expenditures during the next five years to meet environmental standards.

  In the second quarter, various litigation, reorganization and environmental reserves were reviewed for adequacy. As part of this normal review process, the impact of the Thomson lawsuit ($14.6 million) (see Part II, Item 1, Legal Proceedings for further discussion) was recognized and the environmental and other reserves were changed to reflect current requirements. The net effect was not material to the results of operations.


OUTLOOK

  Through the end of the second quarter of 1997, the Company has continued to experience a high demand for its products and a strong rate of incoming orders, although this may not continue in the future due to high import levels, increased capacity and competition and a strengthening dollar. These factors, along with industry capacity additions, could negatively affect future market prices for the Company's products. The Company anticipates that its results during the third quarter will reflect a lower value mix due to customer summer outages. Also, there are a number of planned equipment outages for maintenance, repairs and upgrades that will affect earnings.

  This report includes forward-looking statements. Our use of the words "outlook," "believes," "estimate," "expect" and similar words are intended to identify these statements as forward looking. These statements represent our current judgment on what the future holds. While we believe them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in raw material costs; increased operating costs, loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; or unanticipated results in pending legal proceedings. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                       PART II


ITEM 1.  LEGAL PROCEEDINGS.

  In April 1997, Thomson CSF, S.A. paid the Company $29.3 million to satisfy a judgment in the Company's favor in the action described under "Aerospace-Related Litigation" in Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1996 ("10-K"). Also in April 1997, the Company contributed $14.7 million of such amount to an aerospace creditor trust in accordance with the terms of the Company's Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, as amended.

  In 1997, the Company settled the Notice of Violation issued by the Indiana Department of Environmental Management regarding the release of contaminants into the ground at the Indiana Harbor Works which is described in Item 3 of the Company's 10-K under "State of Indiana" with the payment by LTV Steel of a civil penalty of $426,750, all but $85,380 of which will be satisfied by the construction of certain environmental projects. In addition, LTV Steel is required to demonstrate compliance through July 1, 1998 with applicable air quality standards at the BOF roof monitors or install further controls if compliance is not demonstrated.

  In May 1997, the Bankruptcy Court entered an order approving a settlement and dismissing the asbestos litigation against a past affiliate of the Company pending in the U.S. District Court for the Northern District of Ohio which is described under "Asbestos-Related Litigation" in Item 3 of the Company's 10-K. The settlement resolves approximately 1,170 claims at a cost to the Company of approximately $1.3 million.

  Also in the other asbestos-related litigation described in Item 3 of the Company's 10-K, the Company has entered into a stipulation with the plaintiffs' counsel that limits LTV's liability, if any, to exposure that occurred after June 28, 1993, which is the date the Company's Plan of Reorganization became effective. Subsequent thereto, plaintiff dismissed without prejudice LTV Steel and the other premises defendants from the litigation.

  Inland Steel Company has appealed the decision of the U.S. Patent Office to the Patent Office Board of Appeals in the patent litigation described under "Patent Litigation" in Item 3 of the 10-K. A decision of the Patent Board of Appeals is pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of stockholders was held April 24, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1.  All four nominees for director listed in the proxy statement were elected.

              Name                     Votes For        Votes Withheld
              ----                     ---------        --------------

              David H. Hoag            96,398,002           526,974
              Paul G. Stern            96,385,785           539,191
              Stephen B. Timbers       96,392,312           532,664
              Farah M. Walters         96,391,307           533,669

2. The proposal to approve the Company's amended and restated Management Incentive Program passed. (For - 82,318,417; Against - 13,934,492; Abstained - 671,568)

3. The proposal to ratify the selection of Ernst & Young LLP as LTV's outside auditors for 1997 passed. (For - 95,569,818; Against - 820,580; Abstained - 534,578)


ITEM 5.  OTHER INFORMATION

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
                             1994 among LTV Steel Company, Inc., Continental
                             Emsco Company, LTV Steel Mining Company, LTV Steel
                             Tubular Products Company, LTV, various financial institutions and BT Commercial Corporation
                             (incorporated herein by reference to Exhibit (10)-
                             (12) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

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
                             12, 1994 among LTV Steel Company, Inc.,
                             Continental Emsco Company, LTV Steel Mining
                             Company, LTV Steel Tubular Products, LTV and BT
                             Commercial Corporation as collateral agent
                             (incorporated herein by reference to Exhibit (10)-
                             (14) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

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
                             as of October 12, 1994 by and among LTV Steel
                             Company, Inc., LTV and BT Commercial Corporation
                             (incorporated herein by reference to Exhibit (10)-
                             (17) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

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
                             Agreement dated as of May 26, 1993 among LTV, LTV
                             Steel Company, Inc. and SMI America, Inc.
                             (incorporated herein by reference to Exhibit (10)-
                             (20) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

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
                             Management Retirement Plan adopted on January 28,
                             1994 (incorporated by reference to Exhibit (10)-
                             (54) to LTV's Report on Form 10-K for the year ended December 31, 1993)

         (10)-(46)      -    Amendment to LTV Executive Benefit Plan adopted
                             October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(47)      -    Amendment to The LTV Corporation Management
                             Incentive Program adopted October 28, 1994
                             (incorporated herein by reference to Exhibit (10)-
                             (49) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

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
                             Credit Agreement dated as of October 12, 1994 among LTV Steel Company, Inc., Continental Emsco
                             Company, LTV Steel Mining Company, LTV Steel
                             Tubular Products Company, LTV, various financial institutions and BT Commercial Corporation
                             (incorporated herein by reference to Exhibit (10)-
                             (56) to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

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

         (10)-(55)      -    Amendment No. 5 dated as of November 15, 1995 to
                             the Letter of Credit Agreement dated as of October
                             12, 1994 among LTV, LTV Steel Company, Inc.,
                             Continental Emsco Company, LTV Steel Mining
                             Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial
                             Corporation (incorporated herein by reference to Exhibit (10)-(60) to LTV's Report on Form 10-Q for the quarter ended March 31, 1996)

         (10)-(56)      -    Amendment No. 6 dated as of February 14, 1996 to
                             the Letter of Credit Agreement dated as of October
                             12, 1994 among LTV, LTV Steel Company, Inc.,
                             Continental Emsco Company, LTV Steel Mining
                             Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial
                             Corporation (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form 10-Q for the quarter ended March 31, 1996)

         (10)-(57)      -    Amendment No. 7 dated as of June 30, 1996 to the
                             Letter of Credit Agreement dated as of October 12,
                             1994 among LTV, LTV Steel Company, Inc.,
                             Continental Emsco Company, LTV Steel Mining
                             Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial
                             Corporation (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form 10-Q for the quarter ended June 30, 1996)

         (10)-(58)      -    The LTV Corporation Amended and Restated Non-
                             Employee Directors' Equity Compensation Plan adopted on November 22, 1996 (incorporated herein by reference to Exhibit (10)-(58) to LTV's Report on Form 10-K for the year ended December 31, 1996)

         (10)-(59)      -    The LTV Corporation Amended and Restated Non-
                             Employee Directors' Deferred Compensation Plan adopted on November 22, 1996 (incorporated herein by reference to Exhibit (10)-(59) to LTV's Report on Form 10-K for the year ended December 31, 1996)

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
                             as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit (10)-(62) to LTV's Report on Form 10-Q for the quarter ended March 31, 1997)

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




                                                  THE LTV CORPORATION
                                            -----------------------------
                                                     (Registrant)




                                            By   /s/ Arthur W. Huge
                                               ----------------------
                                                   Arthur W. Huge
                                               Senior Vice President
                                              Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)






Date: July 29, 1997