Form 10-Q
period 1997-09-30
LTV CORP
filed 1997-11-06
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1997                  Commission File No. 1-4368




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

                                                  Yes   X     No
                                                      -----      -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              102,742,683 shares of common stock
                                                      (as of September 30, 1997)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)
                                   (Unaudited)


                                                          Three Months Ended                       Nine Months Ended
                                                             September 30,                            September 30,
                                                    -------------------------------         -------------------------------
                                                        1997                1996                1997               1996
                                                    -----------         -----------         -----------         -----------

SALES                                               $   1,135.0         $   1,048.9         $   3,299.1         $   3,117.1

Costs and expenses:
    Cost of products sold                                 957.7               912.0             2,827.7             2,720.9
    Depreciation and amortization                          62.3                66.2               198.1               201.2
    Selling, general and administrative                    43.3                36.0               119.6               106.4
    Results of affiliates operations                       14.8                -                   26.3                 -
    Net interest and other income                          (7.1)              (10.0)              (26.4)              (27.9)
    Special charge                                        150.0                -                  150.0                 -
                                                    ------------        ------------        ------------        ------------
       Total                                            1,221.0             1,004.2             3,295.3             3,000.6
                                                    ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (86.0)               44.7                 3.8               116.5

Income tax provision (credit):
    Taxes payable                                          (2.9)               (1.3)                0.6                 0.2
    Taxes not payable in cash                             (31.5)               16.6                 0.9                41.6
                                                    ------------        ------------        ------------        ------------
       Total                                              (34.4)               15.3                 1.5                41.8
                                                    ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                   (51.6)               29.4                 2.3                74.7

Extraordinary loss on early extinguishment
    of debt (net of income taxes of $2.6)                  (3.8)               -                   (3.8)                -
                                                    -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                   $     (55.4)        $      29.4         $      (1.5)        $      74.7
                                                    ===========         ===========         ===========         ===========


Earnings (loss) per share:
    Primary                                         $     (0.50)        $      0.27         $      0.01         $      0.69
    Extraordinary loss                                    (0.04)               -                  (0.04)                -
                                                    -----------         -----------         -----------         -----------
       Total                                        $     (0.54)        $      0.27         $     (0.03)        $      0.69
                                                    ===========         ===========         ===========         ===========

    Fully diluted                                   $     (0.50)        $      0.27         $      0.01         $      0.69
    Extraordinary loss                                    (0.04)               -                  (0.04)                -
                                                    -----------         -----------         -----------         -----------
       Total                                        $     (0.54)        $      0.27         $     (0.03)        $      0.69
                                                    ===========         ===========         ===========         ===========

Cash dividends per common share                     $      0.03         $      0.03         $      0.09         $      0.06




----------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)


                                                                            September 30,         December 31,
                                                                                1997                  1996
                                                                            -----------           -----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                               $     256.9           $     107.4
    Marketable securities                                                         401.0                 566.4
                                                                            -----------           -----------
          Total cash and marketable securities                                    657.9                 673.8
    Receivables, less allowance for doubtful accounts                             497.1                 400.3
    Inventories:
       Products                                                                   613.1                 570.6
       Materials, purchased parts and supplies                                    248.4                 231.7
                                                                            -----------           -----------
          Total inventories                                                       861.5                 802.3
    Prepaid expenses, deposits and other                                           21.0                  11.9
                                                                            -----------           -----------
          Total current assets                                                  2,037.5               1,888.3
                                                                            -----------           -----------
INVESTMENTS IN AFFILIATES                                                         310.0                 256.3
OTHER NONCURRENT ASSETS                                                           257.2                 149.1
PROPERTY, PLANT AND EQUIPMENT                                                   4,107.4               3,871.3
    Allowance for depreciation                                                   (940.2)               (754.5)
                                                                            -----------           -----------
          Total property, plant and equipment                                   3,167.2               3,116.8
                                                                            -----------           -----------
                                                                            $   5,771.9           $   5,410.5
                                                                            ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                        $     346.7           $     351.1
    Accrued employee compensation and benefits                                    376.8                 372.9
    Other accrued liabilities                                                     327.8                 175.0
                                                                            -----------           -----------
          Total current liabilities                                             1,051.3                 899.0
                                                                            -----------           -----------
NONCURRENT LIABILITIES
    Long-term debt                                                                354.2                 152.6
    Postemployment health care and other insurance benefits                     1,564.0               1,596.0
    Pension benefits                                                              608.4                 647.9
    Other                                                                         531.6                 404.3
                                                                            -----------           -----------
          Total noncurrent liabilities                                          3,058.2               2,800.8
                                                                            -----------           -----------
SHAREHOLDERS' EQUITY
    Convertible preferred stock (stated value $50.0)                                0.5                   0.5
    Common stock (par value $0.50 per share)                                       52.8                  52.8
    Additional paid-in capital                                                  1,019.5               1,021.1
    Retained earnings                                                             634.1                 646.7
    Treasury stock (2,618,700 shares at cost)                                     (34.7)                  -
    Minimum pension liability adjustment and other                                 (9.8)                (10.4)
                                                                            -----------           -----------
          Total shareholders' equity                                            1,662.4               1,710.7
                                                                            -----------           -----------
                                                                            $   5,771.9           $   5,410.5
                                                                            ===========           ===========






----------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)




                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                               -------------------------------
                                                                                   1997                1996
                                                                               -----------         -----------
OPERATING ACTIVITIES
    Net income (loss)                                                        $      (1.5)          $      74.7
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Extraordinary loss                                                            3.8                   -
       Special charge                                                              150.0                   -
       Depreciation and amortization                                               198.1                 201.2
       Income tax provision not payable in cash                                      0.9                  41.6
       Defined benefit pension expense                                              21.3                  51.3
       Postemployment benefit payments
          less (more) than related expense                                         (22.0)                 (0.3)
       VEBA Trust contributions                                                    (10.0)                (11.3)
       Changes in assets, liabilities and other                                    (82.6)                (29.1)
                                                                             -----------           -----------
          Net cash provided by operating activities                                258.0                 328.1
                                                                             -----------           -----------

INVESTING ACTIVITIES
    Capital expenditures                                                          (215.4)               (139.1)
    VP Buildings acquisition                                                      (187.5)                  -
    Investment in affiliates                                                       (69.5)                (69.1)
    Net sales (purchases) of marketable securities                                 165.4                 (76.2)
    Other                                                                           14.6                  (1.8)
                                                                             -----------           -----------
          Net cash used in investing activities                                   (292.4)               (286.2)
                                                                             -----------           -----------

FINANCING ACTIVITIES
    Proceeds from debt offering                                                    289.8                   -
    Pension funding to restored plans                                              (60.2)               (144.2)
    Preferred dividends paid                                                        (1.7)                 (1.7)
    Common dividends paid                                                           (9.3)                 (6.3)
    Share repurchases                                                              (34.7)                  -
                                                                             -----------           -----------
          Net cash provided by (used in) financing activities                      183.9                (152.2)
                                                                             -----------           -----------
Net increase (decrease) in cash and cash equivalents                               149.5                (110.3)
Cash and cash equivalents at beginning of period                                   107.4                 265.9
                                                                             -----------           -----------
Cash and cash equivalents at end of period                                   $     256.9           $     155.6
                                                                             ===========           ===========


Supplemental cash flow information is presented as follows:
    Interest payments                                                        $       6.1           $       8.4
    Income tax payments                                                              5.5                   1.9
    Capitalized interest                                                            11.9                   7.2
    Purchases of marketable securities                                           5,591.2               3,279.4
    Sales and maturities of marketable securities                                5,756.6               3,205.9




----------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997



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

NOTE (2) - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share," which requires changes to the method currently used to compute earnings per share and becomes effective at December 31, 1997. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

NOTE (3) - On July 2, 1997, the Company, through its new wholly-owned subsidiary VP Buildings, Inc., purchased substantially all of the assets and certain liabilities of Varco-Pruden Building Products Division of United Dominion Industries, Inc., for cash of approximately $187.5 million, subject to final closing adjustments and expenses. Varco-Pruden engineers and manufactures pre-engineered, non-residential, low-rise steel building systems for manufacturing, warehousing, school and commercial applications. This transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company are included in the consolidated financial statements from the date of acquisition.

The following unaudited pro forma financial information for the Company gives effect to the VP Buildings acquisition as if it had occurred on January 1, 1997, with comparable pro forma information for 1996. These pro forma results have been prepared for comparative purposes only and are not necessarily representative of the results of operations that would have resulted if the acquisition occurred at the beginning of the year or that may result in the future. The pro forma results for the Company are as follows:


                                                 Nine Months Ended
                                                   September 30,
                                            ----------------------------
                                               1997              1996
                                            ----------        ----------

Net sales                                   $  3,443.6        $  3,345.0

Income before extraordinary loss                   5.5              84.7

Net income                                         1.7              84.7

Earnings per share:

  Primary                                   $     0.00        $     0.78

  Fully diluted                             $     0.00        $     0.78

NOTE (4) - In July 1997, LTV announced its intention to close permanently its Pittsburgh coke and by-product plant by the end of 1997. Closure of the plant, which has been in operation for over a century and has reached the end of its useful life, resulted in a special charge in the third quarter of 1997 of $150 million for employee costs, demolition, environmental matters and facilities write-down. Approximately two-thirds is payable in cash over a period of several years. The Company has engaged a consultant to study the environmental clean-up of the facility.

In August 1997, the United Steelworkers of America ("USWA") filed a grievance contesting the intended plant closing. The arbitration proceeding began October 13, 1997, and the arbitrator's decision is expected sometime after November 1997. (See Part II, Item 1, "Legal Proceedings.")

NOTE (5) - In September 1997, LTV issued $298.2 million Senior Notes ($300 million face amount) due September 2007 at 8.20% interest payable semiannually and guaranteed by LTV's wholly-owned subsidiary, LTV Steel Company, Inc. The unamortized original issue discount results in an effective interest rate of 8.25%. Proceeds of the offering were used to finance the acquisition of VP Buildings and to redeem $100 million principal amount of Senior Secured Convertible Notes due June 2003. At September 30, 1997, the $100 million Senior Secured Convertible Notes were reclassified as current other accrued liabilities and were redeemed, pursuant to a binding contract, in October 1997. The premium associated with the early redemption resulted in an extraordinary loss of $3.8 million net of tax.

NOTE (6)

LTV's wholly-owned subsidiary, LTV Steel Company, Inc., has fully and unconditionally guaranteed the Company's obligation to pay principal, premium, if any, and interest with respect to the Senior Notes due September 2007.

The following supplemental consolidating condensed financial statements of The LTV Corporation present: the balance sheets as of September 30, 1997 and December 31, 1996; statements of operations for the three months ended and nine months ended September 30, 1997 and 1996; and statements of cash flows for the nine months ended September 30, 1997 and 1996. The LTV Corporation (Parent), LTV Steel Company, Inc. (Guarantor) and the combined Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Consolidating Condensed Balance Sheet
(in millions)


                                                                                  September 30, 1997
                                                         -----------------------------------------------------------------------
                                                                                     Non-Guarantor
                                                         Parent        Guarantor     Subsidiaries   Eliminations    Consolidated
                                                         ------        ---------     ------------   ------------    ------------
Cash, cash equivalents and marketable securities        $  617.2       $   (29.6)      $   70.3       $     -        $   657.9
Receivables                                                  3.5           (15.2)         508.8             -            497.1
Inventories:
   Finished goods                                            -             570.4           42.7             -            613.1
   Raw materials and supplies                                -             215.0           33.4             -            248.4
Other current assets                                         4.3            12.3            4.4             -             21.0
                                                        --------       ---------       --------       ---------      ---------
     Total current assets                                  625.0           752.9          659.6             -          2,037.5
Intercompany, net                                          111.9           446.9         (558.8)            -              -
Investments and other noncurrent assets                  1,385.9           249.9          431.8        (1,500.4)         567.2
Property, plant and equipment, net                           -           2,947.3          219.9             -          3,167.2
                                                        --------       ---------       --------       --------       ---------
       Total assets                                     $2,122.8       $ 4,397.0       $  752.5       $(1,500.4)     $ 5,771.9
                                                        ========       =========       ========       =========      =========

Total current liabilities                               $  135.5       $   773.6       $  142.2       $     -        $ 1,051.3
Long-term debt                                             298.2            56.0            -               -            354.2
Postemployment health care and other insurance benefits      -           1,392.3          171.7             -          1,564.0
Pension benefits                                             -             576.7           31.7             -            608.4
Other                                                       26.7           479.5           25.4             -            531.6
Shareholders' equity                                     1,662.4         1,118.9          381.5        (1,500.4)       1,662.4
                                                        --------       ---------       --------       ---------      ---------
       Total liabilities and shareholders' equity       $2,122.8       $ 4,397.0       $  752.5       $(1,500.4)     $ 5,771.9
                                                        ========       =========       ========       =========      =========




                                                                                   December 31, 1996
                                                        -------------------------------------------------------------------------
                                                                                     Non-Guarantor
                                                         Parent         Guarantor     Subsidiaries    Eliminations   Consolidated
                                                         ------         ---------     ------------    ------------   ------------

Cash, cash equivalents and marketable securities        $  628.6       $   (15.1)      $   60.3       $     -        $   673.8
Receivables                                                  5.1           (16.0)         411.2             -            400.3
Inventories:
   Finished goods                                            -             531.3           39.3             -            570.6
   Raw materials and supplies                                -             207.9           23.8             -            231.7
Other current assets                                         3.1             7.2            1.6             -             11.9
                                                        --------       ---------       --------       ---------      ---------
     Total current assets                                  636.8           715.3          536.2             -          1,888.3
Intercompany, net                                           15.1           475.5         (490.6)            -              -
Investments and other noncurrent assets                  1,200.3           359.0          281.3        (1,435.2)         405.4
Property, plant and equipment, net                           -           2,933.9          182.9             -          3,116.8
                                                        --------       ---------       --------       ---------      ---------
       Total assets                                     $1,852.2       $ 4,483.7       $  509.8       $(1,435.2)     $ 5,410.5
                                                        ========       =========       ========       =========      =========

Total current liabilities                               $   24.4       $   759.1       $  115.5       $     -        $   899.0
Long-term debt                                             100.0            52.6            -               -            152.6
Postemployment health care and other insurance benefits      -           1,430.5          165.5             -          1,596.0
Pension benefits                                             -             621.3           26.6             -            647.9
Other                                                       17.1           362.2           25.0             -            404.3
Shareholders' equity                                     1,710.7         1,258.0          177.2        (1,435.2)       1,710.7
                                                        --------       ---------       --------       ---------      ---------
       Total liabilities and shareholders' equity       $1,852.2       $ 4,483.7       $  509.8       $(1,435.2)     $ 5,410.5
                                                        ========       =========       ========       =========      =========


Consolidating Condensed Statement of Operations
(in millions)


                                                                   Three Months Ended September 30, 1997
                                                  ------------------------------------------------------------------------
                                                                               Non-Guarantor
                                                   Parent        Guarantor     Subsidiaries    Eliminations   Consolidated
                                                  --------       ---------     -------------   ------------   ------------

Net sales                                         $    -         $   974.3       $  336.5       $  (175.8)     $ 1,135.0
Costs and expenses:
   Cost of products sold                               -             842.8          290.7          (175.8)         957.7
   Depreciation and amortization                       -              55.7            6.6             -             62.3
   Selling, general and administrative                 2.9            29.6           10.8             -             43.3
   Results of affiliates operations                   85.1            (7.1)          14.8           (78.0)          14.8
   Net interest and other                             (2.0)           (0.2)          (4.9)            -             (7.1)
   Special charge                                      -             150.0            -               -            150.0
                                                  --------       ---------       --------       ---------      ---------
     Total                                            86.0         1,070.8          318.0          (253.8)       1,221.0
                                                  --------       ---------       --------       ---------      ---------
Income (loss) before income taxes                    (86.0)          (96.5)          18.5            78.0          (86.0)
Income tax provision (credit)                        (34.4)          (38.4)           7.2            31.2          (34.4)
                                                  --------       ---------       --------       ---------      ---------
Income before extraordinary loss                     (51.6)          (58.1)          11.3            46.8          (51.6)
Extraordinary loss                                    (3.8)            -              -               -             (3.8)
                                                  --------       ---------       --------       ---------      ---------
       Net income (loss)                          $  (55.4)      $   (58.1)      $   11.3       $    46.8      $   (55.4)
                                                  ========       =========       ========       =========      =========



                                                                   Three Months Ended September 30, 1996
                                                  ------------------------------------------------------------------------
                                                                               Non-Guarantor
                                                   Parent        Guarantor     Subsidiaries   Eliminations    Consolidated
                                                  --------       ---------     ------------   ------------    ------------

Net sales                                         $    -         $   974.4       $  252.1       $  (177.6)     $ 1,048.9
Costs and expenses:
   Cost of products sold                               -             854.6          235.0          (177.6)         912.0
   Depreciation and amortization                       -              62.0            4.2             -             66.2
   Selling, general and administrative                 2.6            29.1            4.3             -             36.0
   Results of affiliates operations                  (39.7)           (3.8)           -              43.5            -
   Net interest and other                             (7.6)            0.9           (3.3)            -            (10.0)
                                                  --------       ---------       --------       ---------      ---------
     Total                                           (44.7)          942.8          240.2          (134.1)       1,004.2
                                                  --------       ---------       --------       ---------      ---------
Income before income taxes                            44.7            31.6           11.9           (43.5)          44.7
Income tax provision                                  15.3            10.9            4.1           (15.0)          15.3
                                                  --------       ---------       --------       ---------      ---------
       Net income (loss)                          $   29.4       $    20.7       $    7.8       $   (28.5)     $    29.4
                                                  ========       =========       ========       =========      =========


                                                                    Nine Months Ended September 30, 1997
                                                  ------------------------------------------------------------------------
                                                                               Non-Guarantor
                                                   Parent        Guarantor      Subsidiaries   Eliminations   Consolidated
                                                  --------       ---------     -------------   ------------   ------------
Net sales                                         $    -         $ 2,990.1       $  834.1       $  (525.1)     $ 3,299.1
Costs and expenses:
   Cost of products sold                               -           2,603.3          749.5          (525.1)       2,827.7
   Depreciation and amortization                       -             182.5           15.6             -            198.1
   Selling, general and administrative                 8.7            91.5           19.4             -            119.6
   Results of affiliates operations                   13.9           (19.6)          26.3             5.7           26.3
   Net interest and other                            (26.4)            5.1           (5.1)            -            (26.4)
   Special charge                                      -             150.0            -               -            150.0
                                                  --------       ---------       --------       ---------      ---------
     Total                                            (3.8)        3,012.8          805.7          (519.4)       3,295.3
                                                  --------       ---------       --------       ---------      ---------
Income (loss) before income taxes                      3.8           (22.7)          28.4            (5.7)           3.8
Income tax provision (credit)                          1.5            (8.9)          11.1            (2.2)           1.5
                                                  --------       ---------       --------       ---------      ---------
Income (loss) before extraordinary loss                2.3           (13.8)          17.3            (3.5)           2.3
Extraordinary loss                                    (3.8)            -              -               -              3.8
                                                  --------       ---------       --------       ---------      ---------
       Net income (loss)                          $   (1.5)      $   (13.8)      $   17.3       $    (3.5)     $    (1.5)
                                                  ========       =========       ========       =========      =========


                                                                   Nine Months Ended September 30, 1996
                                                  ------------------------------------------------------------------------
                                                                               Non-Guarantor
                                                    Parent       Guarantor     Subsidiaries   Eliminations    Consolidated
                                                  ---------      ---------     -------------  ------------    ------------

Net sales                                         $    -         $ 2,922.0       $  715.2       $  (520.1)     $ 3,117.1
Costs and expenses:
   Cost of products sold                               -           2,571.9          669.1          (520.1)       2,720.9
   Depreciation and amortization                       -             189.0           12.2             -            201.2
   Selling, general and administrative                 8.3            86.2           11.9             -            106.4
   Results of affiliates operations                  (96.7)           (1.3)           -              98.0            -
   Net interest and other                            (28.1)            5.0           (4.8)            -            (27.9)
                                                  --------       ---------       --------       ---------      ---------
     Total                                          (116.5)        2,850.8          688.4          (422.1)       3,000.6
                                                  --------       ---------       --------       ---------      ---------
Income before income taxes                           116.5            71.2           26.8           (98.0)         116.5
Income tax provision                                  41.8            25.6            9.6           (35.2)          41.8
                                                  --------       ---------       --------       ----------     ---------
       Net income (loss)                          $   74.7       $    45.6       $   17.2       $   (62.8)     $    74.7
                                                  ========       =========       ========       =========      =========


Consolidating Condensed Cash Flows Statement
(in millions)


                                                                            Nine Months Ended September 30, 1997
                                                             -------------------------------------------------------------------
                                                                                      Non-Guarantor
                                                              Parent     Guarantor     Subsidiaries  Eliminations  Consolidated
                                                             --------    ---------     ------------  ------------  ------------

Cash provided by (used in) operating activities              $  (61.6)   $  257.2        $   62.4       $   -        $  258.0
                                                             --------    --------        --------       -------      --------
Investing activities:
   Capital expenditures                                           -        (213.9)           (1.5)          -          (215.4)
   Investment in VP Buildings                                  (187.5)        -               -             -          (187.5)
   Investment in affiliates                                       -           -             (69.5)          -           (69.5)
   Net sales of marketable securities                           165.4         -               -             -           165.4
   Other                                                         (6.3)        0.3            20.6           -            14.6
                                                             --------    --------        --------       -------      --------
     Net cash used in investing activities                      (28.4)     (213.6)          (50.4)          -          (292.4)
                                                             --------    --------        --------       -------      --------
Financing activities:
   Proceeds from offering                                       289.8         -               -             -           289.8
   Pension funding to restored plans                              -         (58.1)           (2.1)          -           (60.2)
   Dividends paid:
     Preferred                                                   (1.7)        -               -             -            (1.7)
     Common                                                      (9.3)        -               -             -            (9.3)
   Shares repurchased                                           (34.7)        -               -             -           (34.7)
                                                             --------    --------        --------       -------      --------
     Net cash provided by (used in) financing activities        244.1       (58.1)           (2.1)          -           183.9
                                                             --------    --------        --------       -------      --------
Net increase (decrease) in cash and cash equivalents            154.1       (14.5)            9.9           -           149.5
Cash and cash equivalents at beginning of period                 62.1       (15.1)           60.4           -           107.4
                                                             --------    --------        --------       -------      --------
Cash and cash equivalents at end of period                   $  216.2    $  (29.6)       $   70.3       $   -        $  256.9
                                                             ========    ========        ========       =======      ========



                                                                       Nine Months Ended September 30, 1996
                                                         --------------------------------------------------------------------
                                                                                  Non-Guarantor
                                                           Parent    Guarantor    Subsidiaries    Eliminations   Consolidated
                                                         --------    ---------    ------------    ------------   ------------

Cash provided by (used in) operating activities          $  (69.2)   $  339.9       $   57.4        $     -       $  328.1
                                                         --------    --------       --------        --------      --------
Investing activities:
   Capital expenditures                                       -        (138.4)          (0.7)             -         (139.1)
   Investment in affiliates                                   -           -            (69.1)             -          (69.1)
   Net sales (purchases) of marketable securities           (76.2)        -              -                -          (76.2)
   Other                                                      3.3         4.5           (9.6)             -           (1.8)
                                                         --------    --------       --------        --------      --------
     Net cash used in investing activities                  (72.9)     (133.9)         (79.4)             -         (286.2)
                                                         --------    --------       --------        --------      --------
Financing activities:
   Pension funding to restored plans                          -        (140.8)          (3.4)             -         (144.2)
   Dividends paid                                            (8.0)        -              -                -           (8.0)
                                                         --------    --------       --------        --------      --------
     Net cash used in financing activities                   (8.0)     (140.8)          (3.4)             -         (152.2)
                                                         --------    --------       --------        --------      --------
Net increase (decrease) in cash and cash equivalents       (150.1)       65.2          (25.4)             -         (110.3)

Cash and cash equivalents at beginning of period            276.8       (89.9)          79.0              -          265.9
                                                         --------    --------       --------        --------      --------
Cash and cash equivalents at end of period               $  126.7    $  (24.7)      $   53.6        $     -       $  155.6
                                                         ========    ========       ========        ========      ========


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS 1997 AND 1996

Sales
-----

         Sales of $1.135 billion in the third quarter of 1997 increased by $86.1 million (8%) from the third quarter of 1996. Third quarter 1997 steel shipments of 2.0 million tons decreased by 20,000 tons (1%) from the third quarter of 1996. The overall sales increase in the third quarter of 1997 resulted from the VP Buildings sales of $84.7 million included since its acquisition on July 2, 1997 and also included higher average steel selling prices of 1%.

         Sales of $3.299 billion in the first nine months of 1997 increased by $182.0 million (6%) from the first nine months of 1996. Steel shipments in the first nine months of 1997 of 6.1 million tons were equal to the first nine months of 1996. The overall sales increase in the first nine months of 1997 included higher average steel selling prices of 3% and the inclusion of VP Buildings sales.

         Nonsteel sales in the third quarter of 1997 of $122 million and $188 million in the first nine months of 1997 were higher than the comparable 1996 periods, primarily due to VP Buildings sales.

Production and Costs
--------------------

         Raw steel production of 2.1 million tons in the third quarter of 1997 decreased by 37,000 tons compared with the third quarter of 1996. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the third quarter of 1997 was 101% compared with 103% in 1996.

         Raw steel production of 6.6 million tons in the first nine months of 1997 increased by 43,000 tons compared with the first nine months of 1996. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the first nine months of 1997 was 106% compared with 105% in 1996.

         Cost of products sold as a percentage of sales decreased to 84% in the third quarter of 1997 and decreased to 86% in the first nine months of 1997 from 87% in the comparable 1996 periods. The decrease in the first nine months of 1997 is primarily due to the higher average selling prices in the 1997 period, partially offset by increased ore production costs and higher steel costs primarily due to a shift in the mix of products sold. In the third quarter of 1997, the Company completed a required periodic actuarial valuation and recognized the effect of favorable experience in part from the Company's continuing efforts to contain medical cost escalation and the benefit of pension plan funding and earnings. This resulted in an after-tax reduction of $14 million in retiree costs related to the first half of the year.

Results of Affiliates Operations
--------------------------------

         Results of affiliates operations consists principally of LTV's share of start-up operating losses from its 50% interest in Trico Steel Company, L.L.C. ("Trico"), which commenced commercial operations in the second quarter of 1997. Trico continues to incur expenses in excess of revenues as part of its start-up process.


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

         During the first nine months of 1997, cash provided by operating activities amounted to $258.0 million. In the first nine months of 1997, total cash and cash equivalents increased by $149.5 million. Major uses of cash during the first nine months of 1997 included the VP Buildings acquisition of $187.5 million subject to final closing adjustments and expenses; capital expenditures of $215.4 million; pension plan contributions of $60.2 million, which prefunds a portion of the 1998 required contributions; investments in steel-related businesses of $69.5 million; and $34.7 million for the repurchase of Company stock. With the pension plan contributions made this year, LTV's restored plans are more than 100% funded at September 30, 1997, on an economic basis using an 8.5% discount rate. Since December 31, 1996, total cash, cash equivalents and marketable securities have decreased by $15.9 million to $657.9 million at September 30, 1997.

         In September 1997, LTV issued $298.2 million Senior Notes ($300 million face value) due September 2007 at 8.20% interest payable semiannually and guaranteed by LTV's wholly-owned subsidiary, LTV Steel Company, Inc. Proceeds of the offering were used to finance the acquisition of VP Buildings and to redeem $100 million principal amount of Senior Secured Convertible Notes due June 2003. At September 30, 1997, pursuant to a binding contract, the $100 million Senior Secured Convertible Notes were reclassified as current other accrued liabilities with the actual redemption occurring in October 1997. The premium associated with the early redemption resulted in an extraordinary loss of $3.8 million net of tax.

         The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At September 30, 1997, $320 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $24.1 million under this facility. The Company also has a separate letter of credit facility that provides for the issuance of up to $150 million in letters of credit. At September 30, 1997, letters of credit totaling $75.5 million were outstanding under this facility.

         The Company's Senior Notes, long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive debt covenant, approximately $73 million of retained earnings are available for common stock dividend payments at September 30, 1997. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on its financial flexibility.

         Domestic steel producers face significant competition from foreign producers. Foreign competition is intense and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially affected by the relative strength of foreign economics and fluctuations in the value of the United States dollar against foreign currencies. Steel imports have increased as the value of the dollar has risen in relation to foreign currencies. Further, some foreign steel producers are owned, controlled or subsidized by their governments. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. Based on reports by the American Iron and Steel Institute ("AISI"), imports of flat rolled product increased approximately 41% in the first eight months of 1997 from the comparable period in 1996 to approximately 9.8 million tons, or 20% of domestic steel consumption.

        LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with minimills, which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some minimill producers to enter certain sectors of the flat rolled market that have traditionally been supplied by integrated producers, and other producers have announced their intention to do the same. Industry experts estimate that current domestic raw steel production capacity will be increased by more than 8% during the next two years as new minimills, now under construction, engaged in start-up operations or otherwise proposed, begin operation.

         In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete.

         Joint ventures have in the past been one of the Company's primary means for expanding its operations, and the Company expects to continue to make investments in joint ventures. Many of the joint venture opportunities that the Company is pursuing are start-up operations and require significant investments before becoming operational. The development, construction and start-up of such operations are themselves subject to numerous risks. After start-up, further investments may be required and significant losses could be incurred before any profits are realized.

         On July 14, 1997, the Company announced its intent to close its Pittsburgh coke facility by the end of the year, which resulted in a special charge of $150 million in the third quarter of 1997. Approximately two-thirds of this charge is payable in cash over a period of several years. The Company has entered into long-term supply contracts, which when combined with the Company's own coke production capability, will fulfill all the Company's coke requirements. In August 1997, the USWA filed a grievance contesting the intended plant closing. The grievance, subject to binding arbitration, began in October 1997, and a decision is expected sometime after November 1997.

         The Company's two electro-galvanizing facilities negotiated new labor agreements with the United Steelworkers of America that expire on August 1, 1999.

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

         The Company spent $8.4 million during the first nine months of 1997 for environmental clean-up and related matters at operating and idled facilities, and at September 30, 1997, has a recorded liability of $96.6 million for known and identifiable environmental and related matters. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $22.9 million in the first nine months of 1997 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $35 million annually in capital expenditures during the next five years to meet environmental standards.

         As is the case with most other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 problem during the next two years. The Company is currently engaged in a comprehensive project to upgrade its computer software in its information technology, manufacturing and facilities systems to programs that will be Year 2000 compliant. In addition, over a three-year period, the Company currently estimates that it will expense approximately $50 million related to Year 2000 compliant work. Approximately $10 million will be expensed in 1997. Failure by the Company and/or vendors working on this project to complete the Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations.

OUTLOOK

         Through the end of the third quarter of 1997, the Company has continued to experience a high demand for its products and a strong rate of incoming orders, although this may not continue in the future due to high import levels and increased domestic capacity and competition. These could negatively affect future market prices for the Company's products.

         This report includes forward-looking statements. Our use of the words "outlook," "believes," "estimate," "expect" and similar words are intended to identify these statements as forward looking. These statements represent our current judgment on what the future holds. While we believe them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in implementing information technology, including Year 2000 compliant systems. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

     In August 1997, the United Steelworkers of America ("USWA") filed a grievance, which is subject to binding arbitration, alleging that the Company's actions in connection with its recently announced intention to close permanently its Pittsburgh Coke Plant violated the terms of the Company's labor agreement with the USWA. The USWA seeks a ruling which would require the Company to rescind the shutdown notice and prohibit it from contracting out the production of the Pittsburgh Coke Plant. The USWA also seeks compensation for any damages that the employees at the plant may have suffered.

     In September 1997, the Company and Kawasaki Steel Corporation reached a settlement in the patent litigation described under the heading "Kawasaki Litigation" in Item 3, Legal Proceedings, in the Company's Report on Form 10-K for the year ended December 31, 1996. The agreement provides for a payment of $2 million by the Company and a royalty-free license of certain patents owned by Kawasaki.

     In October 1997, the Company was notified that the U.S. Environmental Protection Agency ("EPA") had recommended that a lawsuit be filed by the U.S. Department of Justice in federal court against LTV Steel Company, Inc. alleging past violations at the Company's Pittsburgh Coke Plant of particulate matter emission limits under the Clean Air Act. The EPA indicated that the government would seek both injunctive relief to prevent future violations and substantial civil penalties and that it would be willing to enter into settlement negotiations with the Company prior to filing the suit. The EPA also suggested that a complete rebuild of the coke oven batteries "may not be necessary or appropriate"......"for some time to come."  However, the EPA acknowledged that it had only limited information in its possession and had not had the opportunity to review the results of recent evaluations by the Company's consultants which indicated that a complete rebuild of the batteries would be necessary. For information relating to the pending arbitration proceeding with the USWA concerning the Company's recently announced intention to close permanently the Pittsburgh Coke Plant, see above.


ITEM 5.  OTHER INFORMATION

BY-LAW AMENDMENTS:
ADVANCE STOCKHOLDER NOTICE REQUIREMENTS AND OTHER PROVISIONS

     LTV has provisions in its By-Laws intended to promote the efficient functioning of its annual meetings. The provisions describe LTV's right to determine the time, place and conduct of stockholder meetings, require advance notice by mail or delivery to LTV of stockholder proposals or director nominations for annual meetings and require persons wishing to conduct a solicitation of written consents of stockholders or to call a special meeting of stockholders to apply to the Board of Directors to set a record date for the consent solicitation or to determine whether the requisite number of stockholders desire to call a special meeting.

     Under the By-Laws, stockholders must provide LTV with at least 60 days, but no more than 90 days, notice prior to the announced Tentative Meeting Date of
(i) business the stockholder is proposing for consideration at that meeting and
(ii) persons the stockholder intends to nominate for election as directors at that meeting.

     The LTV Board of Directors has selected April 24, 1998 as the Tentative Meeting Date for the next Annual Meeting of Stockholders. Accordingly, stockholders who intend to propose business for consideration, or to nominate persons for election as directors at the 1998 Annual Meeting, must provide notice and the required information to the Company no earlier than January 24, 1998 and no later than February 23, 1998.

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

     LTV's Board of Directors was required by Article Ninth of LTV's Restated Certificate of Incorporation to consider during 1996 whether to waive the transfer restrictions in Article Ninth with respect to all future transfers of securities. At its October 1996 meeting, the Board of Directors, after considering all relevant factors, determined not to waive Article Ninth at that time.


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

                  1996 (incorporated herein by reference to Exhibit (10)-(58) to LTV's Report on Form 10-K for the year ended December 31,
                  1996)


     (10)-(59)  - The LTV Corporation Amended and Restated Non-Employee
                  Directors' Deferred Compensation Plan adopted on November 22, 1996 (incorporated herein by reference to Exhibit (10)-(59) to LTV's Report on Form 10-K for the year ended December 31,
                  1996)

     (10)-(60)  - The LTV Corporation Amended and Restated Executive Deferred
                  Compensation Plan adopted on October 25, 1996 (incorporated herein by reference to Exhibit (10)-(60) to LTV's Report on Form 10-K for the year ended December 31, 1996)

     (10)-(61)  - Amendment No. 9 to the Settlement Agreement dated as of June
                  28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form 10-K for the year ended December 31, 1996)

     (10)-(62)  - Amendment No. 10 to the Settlement Agreement dated as of
                  June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit (10)-(62) to LTV's Report on Form 10-Q for the quarter ended March 31, 1997)

     (10)-(63)  - Amendments Nos. 8, 9 and 10 to the Letter of Credit
                  Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., LTV Steel Mining Company, LTV Steel Tubular Products Company, various financial institutions and BT Commercial Corporation (filed herewith)

     (11)       - Statement re Computation of Per Share Earnings (filed
                  herewith)

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




                                                     THE LTV CORPORATION
                                             ----------------------------------
                                                         (Registrant)




                                         By   /s/ Arthur W. Huge
                                             ----------------------------------
                                                  Arthur W. Huge
                                               Senior Vice President
                                              Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)






Date:    November   , 1997
         --------------------------