Form 10-K405
period 1997-12-31
LTV CORP
filed 1998-02-19
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission File Number 1-4368

                                ----------------

                               THE LTV CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                     75-1070950
(State or other jurisdiction of incorporation)            (I.R.S. Employer
            200 Public Square                          Identification Number)
            Cleveland, Ohio                                  44114-2308
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


State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                                    Approximately $ 1.15 Billion
                                                       (As of February 11, 1998)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                               99,814,787 shares of Common Stock
                                                       (As of February 11, 1998)

Documents Incorporated by Reference: Annual Report to Shareholders for fiscal year 1997 (Part II); Annual Proxy Statement for 1998 Annual Meeting (Part III)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I

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

         LTV is a leading integrated steel producer that manufactures and sells coated sheet and cold rolled and hot rolled sheet and strip, as well as tubular and tin mill products and, beginning in July 1997, metal building systems. LTV is engaged in the steel industry principally through its subsidiary, LTV Steel Company, Inc. ("LTV Steel"). Based on 1997 shipments (as compiled by LTV based primarily on publicly filed data), LTV believes it is the third largest domestic integrated steel producer, the second largest producer of flat rolled steel and a leading supplier of quality-critical, flat rolled steel to the domestic transportation, appliance and electrical equipment industries in the United States. LTV operates two domestic integrated steel mills (Cleveland Works and Indiana Harbor Works) and various finishing, galvanizing and processing facilities, as well as tubular, tin mill and metal buildings operations.

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

SIGNIFICANT DEVELOPMENTS

Acquisition of Metal Buildings Business

         On July 2, 1997, a wholly-owned subsidiary of the Company, acquired the Varco-Pruden metal buildings division ("VP Buildings") of United Dominion Industries, Inc. for approximately $188 million. VP Buildings, the second largest domestic participant in the growing metal buildings industry, engineers and manufactures non-residential, low-rise steel building systems for manufacturing, warehousing, school and commercial applications. In 1997, VP Buildings had revenues of $321 million ($177 million under LTV ownership).

New Tubular Facility

         In August 1997, the Company announced its intention to build a new tubing manufacturing facility in Marion, Ohio at an initial project cost of approximately $66 million. The facility will manufacture high-quality tubing for the automotive mechanical tubing market, including for the manufacture of hydroformed parts. The automotive mechanical tubing market is expected to grow as automobile manufacturers increase their use of tubular products in order to reduce the weight of vehicles and the cost of vehicle construction. The facility, which is scheduled to begin operations in late 1998, is expected to have a processing capacity of 146,000 tons of steel annually.

Shutdown of Pittsburgh Coke Plant

         In July 1997, the Company announced its intention to close permanently its Pittsburgh coke and by-product plant. The Company's plan regarding closure of the plant resulted in a special charge recorded against income in the third quarter of 1997 of $150 million.

         In August 1997, the United Steelworkers of America ("USWA") filed a grievance that resulted in binding arbitration under its labor agreement with the Company, alleging that the Company's actions relating to the Pittsburgh coke plant violated a local agreement. The arbitrator's decision on January 12, 1998 upheld the Company's positions in the arbitration proceedings that it is not required to spend "major construction or rehabilitation" funds to keep the plant operating and that the Company has in the past properly maintained the plant to the extent required by the local agreement. The Company continues to believe that only a complete $400 to $500 million pad-up rebuild would restore the plant's operational capabilities, and the arbitrator has clearly ruled that such action is not required under the labor agreement. The arbitrator did find, however, that the local agreement required the Company to submit an environmental remediation proposal to the United States Environmental Protection Agency ("EPA") proposing maintenance type actions which would at least attempt to address a Notice of Violation ("NOV") issued by the EPA in March 1997, and which, if accepted by the EPA, would allow the continued operation of the plant. In requiring the Company to make such a proposal to the EPA, the arbitrator conceded that, "Such a proposal would not be a 'compliance plan' in the formal sense because it cannot reasonably be projected that such maintenance actions can lead to full compliance."

         The Company submitted a proposal to the EPA based on the arbitrator's decision in January. The submission was later amended in February pursuant to a subsequent decision by the arbitrator. On February 13, 1998 the EPA stated that the operating and maintenance proposal submitted by the Company "would not result in sustainable compliance with Allegheny County State Implementation Plan at the facility and, therefore, is inadequate." The Company announced on February 13, 1998 that it will curtail production and begin the plant closure process.

         Also, in January 1998, LTV Steel received a notice that the Group Against Smog and Pollution intends to commence a civil action against LTV Steel alleging various past and on-going violations of applicable air emission standards in connection with the operation of the Pittsburgh coke and by-product plant.

FORWARD LOOKING STATEMENTS

         Item 1. Business, Item 2. Properties and Item 3. Legal Proceedings of this report include forward-looking statements. The use of the words "outlook," "anticipates," "believes," "estimate,"

"expect" and similar words are intended to identify these statements as forward looking. These statements represent the Company's current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings or difficulties in implementing information technology, including Year 2000 compliant systems.

INDUSTRY SEGMENTS

         In 1997, the Company operated in a single industry segment--steel. Financial Accounting Standard's Board Statement No. 131, which becomes effective for year-end 1998, revises the requirements for segment reporting. LTV is currently evaluating the effect of this pronouncement on its financial statement disclosure.

                                STEEL OPERATIONS

STEEL MILL PRODUCTS

         During the years 1997, 1996 and 1995, LTV's operations accounted for 7.8%, 8.0% and 8.2%, respectively, of total domestic industry shipments of steel mill products, based on American Iron and Steel Institute ("AISI") reports. The net tons of steel mill products shipped by LTV's steel operations during these periods were: 1997-8,173,000; 1996-8,080,000 and 1995-7,961,000.

         LTV's steel mill product mix is reflected in the following table which shows the revenue dollars for the periods indicated:


                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                   (DOLLARS IN MILLIONS)

                                                1997      1996      1995
                                              REVENUE    REVENUE   REVENUE
                                              -------    -------   -------
          Hot and cold flat rolled products    $2,036    $2,017    $2,146
          Galvanized products                   1,230     1,203     1,221
          Tin mill products                       502       453       449
          Tubular products                        360       319       314
          VP Buildings and all other              318       143       153
                                               ------    ------    ------
                   Total                       $4,446    $4,135    $4,283

         Hot and cold rolled and galvanized product are used in the manufacture of automobile bodies, appliances and other consumer durable goods, farm equipment, industrial machinery, office equipment, machine parts and tubular products. Tin mill products are used by the container industry in the manufacture of cans and closures. Tubular products are used primarily in the electrical, automotive, construction and oil and gas industries.

         Demand for hot and cold flat rolled products and galvanized products was strong during the three years shown due to strength in the U.S. economy. LTV realized increases in steel prices in 1994 through the first half of 1995. During the second half of 1995, however, flat rolled steel prices declined, recovering only partially during the latter half of 1996 and in 1997. Shipments of electrical conduit tubular product continued strong during the three years due to strength in the construction market. Shipments of tubular and tin mill products increased in 1997 over the 1996 period due to continued strength in tubular and tin mill markets and a tin mill product outage at a competitor. Shipments of electric weld pipe products recovered in 1996 from the depressed levels in prior years and such recovery continued in 1997.

STEEL PRODUCTION

         The following table sets forth raw steel production and estimated capability information for both LTV and the domestic steel industry during the periods indicated:


                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                          1997         1996           1995
                                                          ----         ----           ----

          Capability (net tons in thousands)
                   LTV                                    8,400         8,400         8,300
                   Industry(b)                          121,400       116,100       112,500
                   Percent of industry                      6.9%          7.2%          7.4%
          Production (net tons in thousands)
                   LTV                                    8,900         8,780         8,460
                   Industry(b)                          107,500       104,400       104,900
                   Percent of industry                      8.3%          8.4%          8.1%
          Production as a percentage of capability
                   LTV(a)                                 106.0%        105.0%        102.0%
                   Industry(b)                             88.5%         89.9%         93.3%

(a) The Company follows industry standards in calculating its maximum operating rate which is based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines.

(b) The information relating to the domestic steel industry is as reported by or is derived from data reported by the AISI and is preliminary for 1997. A net ton is 2,000 pounds.

         LTV produces its steel using the basic oxygen furnace process at its Cleveland Works and Indiana Harbor Works. With three continuous casters, LTV continuously casts 100% of its flat rolled steel production. LTV has supplemented its own steel production in recent years with purchases of semi-finished steel. In 1997, 1996 and 1995, LTV purchased approximately 322,000 tons, 168,000 tons and 279,000 tons, respectively, of semi-finished slabs from other domestic and foreign steel producers.

         Individual facilities are operated at rates that best serve LTV's overall need at the time and can be significantly higher or lower than LTV's average operating rate. LTV does not believe data regarding the utilization of individual facilities is necessarily meaningful.

CUSTOMERS

         The following table sets forth the percentage of shipments by tonnage distributed among LTV's various markets for the periods indicated:


                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                   1997            1996              1995
                                                                   ----            ----              ----

         Steel service centers                                       27%            32%               29%
         Transportation                                              24             22                25
         Converters and processors                                   18             16                14
         Electrical, agricultural and other machinery                10             10                 9
         Household appliances and office equipment                    6              6                 6
         Containers and packaging                                     8              7                 6
         Construction                                                 5              5                 5
         Exports                                                      2              2                 5
         All other                                                  ---            ---                 1
                                                                  -----          -----             -----
                  Total                                             100%           100%              100%

         Direct sales to General Motors, the Company's largest customer, accounted for approximately 11%, 11% and 12% of the Company's steel-related sales in 1997, 1996 and 1995, respectively.

SALES AND MARKET DISTRIBUTION

         Approximately 60% of LTV's steel products are sold under long-term sales arrangements, most of which are negotiated on an annual basis. Almost all of LTV's flat rolled steel sales to its larger customers in the transportation, appliance, electrical equipment and food and beverage can markets are made pursuant to such sales arrangements. LTV's sales arrangements generally provide for set prices for the products ordered during the period they are in effect. As a result, LTV may experience a delay in realizing price changes related to its long-term business. Much of the remainder of LTV's flat rolled product is sold under contracts covering shorter periods at the then prevailing market prices for such product.

         The Company's flat rolled sales organization is located at LTV's headquarters. Employees performing commercial, marketing and customer service functions are organized along market lines. LTV also maintains regional offices for flat rolled sales functions. Tubular products are sold through a separate sales organization divided into four regions and through independent sales representatives.

         Internationally, LTV has information and technical liaison offices for flat rolled products in Mexico City and in Tokyo. The Tokyo office assists the flat rolled and tubular products sales groups to serve their respective Japanese customers that have operations in the U.S. The Tokyo office has been particularly effective in enabling LTV to become a qualified supplier to the U.S.-based manufacturing operations of Japanese companies.

         LTV's export sales of steel product were 2.2% of total dollar steel sales in 1997, 2.1% in 1996 and 4.2% in 1995.

COMPETITION

         LTV competes directly with domestic and foreign flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood which sometimes can be substituted for flat rolled carbon steel in manufactured products. The primary factors that have affected competition include price, quality, delivery performance and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate certain of its products from those of its competitors on the basis of product quality, technology, modern facilities and customer product and technical support. In order to further enhance the Company's customer service, the Company is reengineering its business processes in an effort to shorten customer response time and is making significant investments in new information systems to support those reengineered business processes.

Foreign

         Domestic steel producers have faced significant competition from foreign producers. Foreign competition is intense and has adversely affected product prices in the United States. The intensity of foreign competition is affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Steel imports may increase in the future due to the rise in the value of the dollar in relation to certain foreign currencies and a weakening of certain economies in Asia and in Pacific Rim countries. Further, many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by such foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

         Based on AISI reports, imports of flat rolled products increased significantly during each of the last two years. Based on AISI reports, during the three years 1997, 1996 and 1995, imports of steel mill products totaled approximately 29 million (eleven months), 29 million and 24 million net tons, respectively, or approximately 24% of total domestic steel consumption in 1997 (eleven months), approximately 23% in 1996 and 21% in 1995. Of this amount, 6 million net tons (eleven months) or 21% of the imports in 1997 compared with 8 million net tons in 1996 and 5 million tons in 1995 consisted of semi-finished product purchased by domestic steel producers for further finishing and resale. The market for tubular products was most affected by imports, where foreign products accounted for 38% of the market in 1997 (eleven months), 34% in 1996 and 35% in 1995. Flat rolled imports (including tin mill products) comprised 19% of the flat rolled market in 1997 (eleven months), 17% in 1996 and 16% in 1995. Recent economic volatility and currency devaluations in Asia may result in further increases in the levels of imports of steel product into the U.S. For a description of the final dumping and subsidy decisions relating to foreign competition issued by the International Trade Commission ("ITC"), some of which are the subject of pending appeals, see "Trade Cases" below.

Domestic

         LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with mini-mills which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some mini-mill producers to enter certain sectors of the flat rolled market, which have traditionally been supplied by integrated producers, and others have announced their intention to do the same. Because of their technology, mini-mills are currently highly dependent upon scrap and susceptible to fluctuating scrap prices. Industry experts estimate that current domestic raw steel production capacity will be increased by more than 5% by the end of 2000 as new mini-mills, now under construction, engaged in start-up operations or otherwise proposed, begin operation. See "Item 2. Properties-Joint Ventures" for information regarding LTV's 50% participation in Trico Steel, a new mini-mill joint venture.

TRADE CASES

United States Trade Cases

         As a result of the 1992 filing of numerous anti-dumping and countervailing duty cases by United States steel producers, including LTV Steel, there are orders imposing dumping and countervailing duties on imports of cold rolled steel coils from three countries and on coated steel coils from six countries. For the most part, these additional duties have reduced the volume of imports of the dutiable products from these countries. The orders under which these additional duties have been imposed will remain in effect until changed as a result of a periodic "Administrative Review," which would consider the appropriateness of the existing duty margin, or by an order following a "Sunset Review." Sunset Reviews of the orders will begin in 1999. Under the Sunset Review provisions, dumping and countervailing duties will be eliminated unless it is determined that revocation of the order is likely to lead to a continuation or recurrence of dumping or countervailable subsidies and a continuation or recurrence of injury to United States steel producers. There are no dumping or countervailing duties on imports of hot rolled steel coils or hot rolled plate-in-coil products.

         In 1997, anti-dumping cases on imports of cut-to-length carbon steel plate from four countries were decided in favor of the United States steel industry. Pursuant to suspension agreements entered into as part of these proceedings, the volumes and/or prices of imports from these four countries will be tightly controlled. Such products comprised less than 1% of the revenues of the Company in 1997.

Canada and Mexico Trade Cases

         In Canada, dumping duties have been imposed on LTV Steel exports of cold rolled steel coils and hot dipped galvanized steel coils, except for hot dipped galvanized steel used for exterior auto bodies, that are sold to Canadian customers. Canadian administrative reviews have established "normal values" for the dutiable LTV Steel products exported to Canada. "Normal value" is the price at which goods can be sold without incurring dumping penalties.

         In Mexico, dumping duties were established for LTV Steel on hot rolled steel and plate-in-coil exports. However, the Mexican courts have found that these dumping duties were imposed illegally. The decisions voiding the dumping duties have been appealed by the Mexican government, and LTV Steel and other importers of record must continue to post a bond to cover possible dumping duties in the event these decisions are reversed by an Appellate Court.

         Because the total LTV Steel shipments of these products to Canada and Mexico are relatively small, these duties should have an insignificant effect on the Company's results of operations.

EMPLOYEES AND LABOR MATTERS

         As of December 31, 1997, LTV had approximately 15,500 active employees. Approximately 11,100 active employees, primarily hourly workers, are represented by unions. Of these employees, approximately 10,200 are represented by the USWA.

         In June 1994, the Company and the USWA entered into a labor agreement (the "Labor Agreement") which expires on August 1, 1999. The USWA's labor agreements with several other domestic integrated steel producers also expire on August 1, 1999.

         In September 1997, USWA-represented employees ratified new labor agreements covering approximately 230 USWA-represented employees at LTV's two electro-galvanizing joint ventures which expire on August 1, 1999.

         See "Significant Developments--Shutdown of Pittsburgh Coke Plant" for information regarding the Company's labor dispute with the USWA concerning the shutdown of the plant.

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

         Expenditures for research and development totaled $14 million in 1997 and $15 million in 1996 and 1995. These expenditures do not include the efforts of sales and manufacturing employees in working to meet customer technical demands.

ENVIRONMENTAL LIABILITIES

         LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal.

         The Company spent approximately $32 million in 1997 and $27 million in 1996 for compliance-related capital expenditures and expects to spend an average of approximately $35 million annually in capital expenditures for the next five-year period to meet environmental standards (including requirements of the 1990 Clean Air Act Amendments). Estimates for future capital expenditures and operating costs required for environmental compliance are difficult to determine, however, due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements and the availability of new technologies.

         Also, the Company spent approximately $16 million in 1997 and $18 million during 1996 for environmental clean-up and related matters at operating and idled facilities and had a recorded liability of $154 million at December 31, 1997 (including costs related to the planned closure of the Pittsburgh coke and by product plant) and $84 million at December 31, 1996 for known and identifiable environmental clean-up and related matters that are probable to occur, based on current law and existing technology. Most of these expenditures are expected to be incurred over the next five-year period. Other requirements for environmental matters, which could increase these costs, may arise in the future. See the discussion of "Environmental Liabilities and Related Costs" included in Management's Discussion and Analysis included in the Company's 1997 Annual Report to Shareholders which is incorporated herein by reference.

EPA AND STATE ENVIRONMENTAL SETTLEMENT AGREEMENTS

         At the time of the Company's reorganization, the EPA, several states and the Company entered into settlement agreements which resolved, or provided a mechanism for resolving, environmental claims arising from prior activities at previously owned Company properties and superfund sites. However, environmental claims relating to property owned by the Company on or after the date of reorganization were not affected, and the Company is in a business that has incurred and will continue to incur substantial expense as a result of environmental laws and regulations. The Company does not believe, however, that these future costs will have a material adverse effect on its financial position, liquidity and competitive position.

YEAR 2000 ISSUES

         As is the case with most other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 problem during the next two years. The Company is currently engaged in a comprehensive project to upgrade its computer software in its information technology, manufacturing and facilities systems to programs that will be Year 2000 compliant. In addition, over a two-year period, the Company currently estimates that it will expense approximately $55 million related to Year 2000 compliant work. Approximately $8 million was expensed in 1997. LTV expects to be Year 2000 compliant in early 1999. Failure by the Company and/or vendors working on this project to complete the Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of LTV.


NAME                      AGE*      OFFICE
David H. Hoag             58        Chairman of the Board and Chief Executive Officer
J. Peter Kelly            56        President and Chief Operating Officer
James F. Haeck            51        Senior Vice President-Commercial
Richard J. Hipple         45        Senior Vice President-Purchasing, Engineering and Strategic Planning
Arthur W. Huge            52        Senior Vice President and Chief Financial Officer
Glenn J. Moran            50        Senior Vice President, General Counsel and Secretary
Richard A. Veitch         57        Senior Vice President-Flat Rolled Operations
George T. Henning         56        Vice President and Controller
John C. Skurek            53        Vice President and Treasurer

*  As of December 31, 1997.

OFFICERS

         The only employees of LTV and its subsidiaries who are also directors of LTV are Mr. Hoag, Chairman of the Board and Chief Executive Officer of LTV and Mr. Kelly, President and Chief Operating Officer of LTV.

         All officers, except Mr. Henning, have been employed by LTV or its subsidiaries for more than the last five years.

         Mr. Hoag has been Chairman of the Board of LTV since June 1991 and Chief Executive Officer of LTV since February 1991. He was also President of LTV from February 1991 until July 1997. He has also been a director of LTV since June 1986. He also is the Chairman of the Board and Chief Executive Officer and a director of LTV Steel Company, Inc. He also is a director of The Lubrizol Corporation (chemical manufacturing), Karrington Health, Inc. and The Chubb Corporation (insurance).

         Mr. Kelly became President and Chief Operating Officer and a director of LTV in July 1997. Prior thereto, since February 1991, he was a Group Vice President of LTV. He has been President and a director of LTV Steel since February 1991 and Chief Operating Officer of LTV Steel since January 1993. He also serves as a director of National City Bank.

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

         Mr. Skurek has been Vice President and Treasurer of LTV since February 1993. Mr. Skurek has also served as Vice President and Treasurer of LTV Steel since September 1992.

ITEM 2.  PROPERTIES.

CORPORATE HEADQUARTERS

         LTV's corporate headquarters is in Cleveland, Ohio and occupies 238,000 square feet under a lease expiring in 2011. The lease provides LTV three consecutive five-year renewal options to extend the lease term through 2026.

STEEL PRODUCING FACILITIES

         The Company has two integrated steel mills, Cleveland Works and Indiana Harbor Works, and various finishing, galvanizing and processing facilities as well as stand alone tin mill and tubular operations. During the last five years, the Company has spent approximately $1.3 billion to modernize and upgrade these core facilities.

         The Cleveland Works at Cleveland, Ohio produces a variety of flat rolled products. Major facilities include three blast furnaces, two basic oxygen furnaces, two continuous slab casters, one vacuum degassing and two ladle metallurgy systems, two hot strip mills, two cold reducing mills, a continuous anneal line, three sheet finishing facilities and an electroplate line.

         The Indiana Harbor Works at East Chicago, Indiana produces a variety of flat rolled products. Major facilities include two blast furnaces, a basic oxygen furnace, two continuous slab casters, a vacuum degassing and ladle reheating system, a hot strip mill, a cold reducing mill, two sheet finishing facilities, two hot-dipped galvanizing lines and a tin mill.

         LTV also operates a tin mill in Aliquippa, Pennsylvania. The Company's two tin mills (which includes one at Indiana Harbor Works as described above) have a combined operating capacity aggregating 840,000 tons and operated at a combined rate of 113% of capacity during 1997.

         LTV also operates finishing operations in Hennepin, Illinois. The Hennepin facilities, which receive semi-finished products from the steel producing facilities, include a cold reducing mill, a sheet finishing mill and a hot-dipped galvanizing line. LTV also currently operates coke batteries in Chicago, Illinois and Warren, Ohio.

         Tubular products facilities in Ferndale, Michigan; Cleveland, Youngstown and Elyria, Ohio; Counce, Tennessee; and Cedar Springs, Georgia manufacture electric weld pipe and welded tubing (pressure tubing, mechanical tubing, cold drawn tubing and electrical metallic conduit).

Electro-Galvanizing Lines

         LTV owns interests in two electro-galvanizing lines. The first, involving a joint venture owned 60% by a subsidiary of LTV and 40% by a subsidiary of Sumitomo, is located at LTV's Cleveland Works. The line produces one-sided and two-sided zinc-coated flat rolled steel products and has an annual capacity of approximately 420,000 tons of coated products. The second line, located in Columbus, Ohio and involving a joint venture that is owned equally by subsidiaries of LTV and Sumitomo, produces zinc, nickel/zinc and nickel/zinc/organic coated products and has an annual capacity of approximately 360,000 tons of coated product. Substantially all of the cold rolled steel that is coated at these facilities is produced by LTV, and LTV is responsible for all sales and marketing of coated products processed by the joint venture. The two electro-galvanizing lines operated at a combined rate of 84% of capacity during 1997.

Railroads

         LTV owns all of the capital stock of the following six terminal switching railroad companies: Aliquippa and Southern Railroad Company, serving the Aliquippa tin mill; The Cuyahoga Valley Railway Company and The River Terminal Railway Company, serving the Cleveland Works; The Mahoning Valley Railway Company, serving the Youngstown electric weld pipe mill; The Monongahela Connecting Railroad Company, connected to the Pittsburgh coke plant (which is being shut down); and the Chicago Short Line Railway Company, serving the Indiana Harbor Works. All are common carriers subject to regulation by the Interstate Commerce Commission and are used primarily by LTV.

Suitability

         LTV's steel-related facilities are well maintained, considered adequate for their intended purposes and being utilized for their intended purposes except for the Pittsburgh coke and by-product plant which is being shut down. See Item 1.

Business-Significant Developments - Shutdown of Pittsburgh Coke Plant for information regarding the Company's labor dispute with the USWA concerning its previously announced shutdown of the plant.

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

RAW MATERIALS

Iron Ore

         LTV owns interests in two iron ore mining operations. LTV's share of production at these mines during 1997 was sufficient to meet 100% of its iron ore requirements. LTV's share of reserves at these mines is sufficient to meet its anticipated iron ore requirements in the near term.

         LTV estimates that as of January 1, 1998, the total of its proven crude ore reserves and of its proportionate share of such reserves of the companies in which it has an ownership interest was such that, when mined and beneficiated, there could be produced for use by LTV approximately 455 million gross tons (a gross ton is equivalent to 2,240 pounds) of merchantable ore averaging approximately 64% iron content. These ore reserves at the end of 1997, and 1997 activity, were as follows:


                                                     PROVEN                                              1997
                                                       NET                     ANNUAL      SHARE OF   DELIVERIES
                                                   INTEREST IN    IRON          ORE          1997      TO STEEL
                                                   RESERVES(a)   CONTENT    ENTITLEMENT   PRODUCTION   PLANTS(b)
                                                   -----------   -------    -----------   ----------   ---------
                                                                        (GROSS TONS IN THOUSANDS)
Properties:
     LTV Steel Mining Company(c) ...............    413,000          64%      7,500(c)      7,709      7,231
     Empire Iron Mining Partnership(d)..........     42,250          64%      2,000         2,071      2,042
                                                    -------                 -------       -------    -------
Total Properties ...............................    455,250                   9,500         9,780      9,273


(a) LTV's ownership interest in reserves is stated in gross tons of concentrates or pellets.
(b) "1997 Deliveries to Steel Plants" does not include the sale of ore products to third parties.
(c) LTV owns 100% of LTV Steel Mining Company located in Minnesota. The entitlement is based on normal annual plant capacity, and the production level can be reduced at LTV's discretion.
(d) LTV holds a 25% interest in Empire Iron Mining Partnership which operates an iron ore mine and pellet facility in Michigan. LTV can reduce its annual ore purchase requirements. Minimum ore purchase requirements in 1997 totaled 1,333,333 gross tons.

         Ore reserves are expected to be exhausted prior to the expiration dates of the various leases associated with LTV's mining properties. LTV is committed to pay its share of the annual cost of the Empire Iron Mining operations either through cash advances or purchases of ore at market prices.

         During 1997, the average blast furnace charge consisted of approximately 89% pellets and 11% sinter. During 1997, 92.8% of LTV's pellet and sinter requirements came from affiliated sources.

Metallurgical Coal and Coke

         Metallurgical coal is used to make coke which is used in blast furnaces to make iron in the raw steelmaking process. All LTV's metallurgical coal requirements are purchased from unaffiliated third parties under a number of short and intermediate term contracts.

         LTV produced 75% of its coke requirements during 1997 and expects to produce 38% of its anticipated requirements for 1998 at its owned coke batteries. The operational life of LTV's batteries located at Warren, Ohio and Chicago, Illinois could be adversely affected by increasingly stringent environmental regulations or their inability to continue to meet existing environmental standards. LTV currently is in the process of shutting down its coke plant in Pittsburgh, Pennsylvania. LTV anticipates, however, that its internal coke supply, together with coke purchased from third parties (approximately 65%), will meet substantially all of its near-term coke requirements. See Item 1. Business--Significant Developments-- Shutdown of Pittsburgh Coke Plant for information regarding the Company's labor dispute with the USWA concerning the Company's shutdown of the plant. Also see Item 1. Business -- Significant Developments and Item 3. Legal Proceedings for information relating to existing and threatened environmental proceedings involving the Company's coke batteries.



Energy

         The Company uses substantial amounts of electricity, natural gas, fuel oil and coal, particularly in its steelmaking operations, all of which are purchased at competitive or prevailing market prices. Adequate sources of supply exist for all the Company's requirements.

Other Raw Materials

         LTV has a 53.5% interest in Presque Isle Corporation which operates a limestone quarry located in Michigan. LTV's share of Presque Isle Corporation's proven limestone reserves was approximately 128,196,000 gross tons as of December 31, 1997. In 1997, LTV used approximately 485,000 gross tons of limestone from Presque Isle and other sources in its steelmaking operations. LTV owns a burnt lime processing plant at Grand River, Ohio, which processes limestone from Presque Isle and other sources into burnt lime. In 1997, approximately 41% of the 333,000 net tons of high calcite burnt lime consumed by LTV came from these sources.

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

                           METAL BUILDING OPERATIONS


         On July 2, the Company acquired the Varco-Pruden metal buildings division ("VP Buildings") of United Dominion Industries, Inc. See "Item 1 Business-Significant Developments." VP Buildings is a leading United States manufacturer of metal building systems. It designs and manufactures metal building systems at eight domestic locations and markets them through approximately 1,000 builders and distributors in the United States and Canada, and directly to large national and international accounts. VP Buildings competes generally in the low-rise, commercial, industrial and warehouse construction market.

         The operation has a national presence, with 1997 sales of approximately $321 million ($177 million under LTV ownership), representing approximately 13% of total domestic sales by members of the Metal Building Manufacturers Association ("MBMA"). LTV believes, based on MBMA data, that VP Buildings has the second largest market share in the domestic industry. VP Buildings also has metal building systems production joint ventures or licensing arrangements in China, Brazil, Argentina, South Korea, Japan, Spain and Egypt.

         Metal buildings are typically custom designed or pre-engineered, one to two story metal buildings for commercial, community, industrial and agricultural uses, such as office buildings, aircraft hangars, manufacturing facilities, warehouses, schools, shopping centers, churches and farm buildings. Principal metal building systems components are primary structural members, secondary structural components and a variety of wall and roof components. The components are fabricated according to specifications and shipped to building sites for assembly by independent builders.

         Generally, metal building systems offer a cost advantage over conventional construction methods (e.g., structural steel, wood structures, concrete/masonry, etc.) in the low-rise, non-residential segment of the market. Steel building systems can be erected faster and, in some instances, are more versatile than conventionally constructed buildings. In addition, they have low maintenance requirements and high thermal efficiency when compared to concrete, wood and conventional steel methods of construction. The current desire for a replicated building approach (e.g., warehouse stores, fast food outlets and service stations) also favors metal building systems.

         Metal buildings compete with conventional forms of non-residential building construction, with competition primarily based on cost, construction time, appearance, thermal efficiency and other customer requirements. VP Buildings also competes with numerous other metal building systems manufacturers. The largest five such manufacturers (including VP Buildings) account for approximately 70% of industry sales, according to MBMA. Competition among metal building systems companies is based primarily on price, service, product design and performance, and marketing capabilities.

         Metal building systems components are manufactured by VP Buildings at plants located in Alabama, Arkansas, California, Missouri, North Carolina, Ohio, Texas and Wisconsin. VP Buildings is a major user of flat rolled steel, but is not currently a customer of LTV Steel. VP Buildings has developed a proprietary software system intended to significantly improve the ability of customers to develop engineering designs, obtain immediate pricing and order various building design configurations.

         As of December 31, 1997, VP Buildings had approximately 1,800 active employees. Approximately 480 active employees are represented by the teamsters union or by the sheet metal workers union. The Company's labor agreement with the teamsters union is scheduled to expire at year-end 1999, and the Company's two labor agreements with the sheet metal workers union are scheduled to expire in April 1998 and January 2000, respectively. The USWA has been engaged in an organizing effort to represent non-management employees at certain plants of VP Buildings. The USWA has recently secured representation rights for non-management hourly plant employees at the Evansville, Wisconsin plant.

JOINT VENTURES

         LTV also participates in a number of joint ventures (in addition to Presque Isle, Empire Iron Mining Partnership and the two joint ventures involving two electro-galvanizing lines described above), the largest of which involve international partners and are described below.

         Minimill. The Company through a subsidiary owns a 50% interest in a new minimill, Trico, in Decatur, Alabama, which began commercial operations in the second quarter of 1997. The joint venture, which is also owned 25% each by subsidiaries of Sumitomo and British Steel, produces commercial and higher quality hot rolled steel. While the melt shop has experienced some problems that have negatively affected throughput during the start up curve, the minimill is still expected to be fully operational in 1998. When fully operational, the minimill, which will include a pickle line currently under construction, is expected to have an annual capacity of 2.2 million tons. The steel produced by Trico is sold by a sales force of a wholly-owned subsidiary of LTV which is dedicated solely to the sale of Trico product. The Trico investment is expected to provide LTV and its partners with a low cost, modern facility and improved market access to the southeastern portion of the United States.

         Reduced Iron Facility. This international joint venture with Cleveland-Cliffs Inc and Lurgi AG was formed to construct and operate a facility in the Republic of Trinidad and Tobago to produce reduced iron briquettes (a substitute for steel scrap) for use in electric furnace steelmaking operations. The joint venture, Cliffs and Associates Limited, is 46.5% owned by a subsidiary of LTV with the remainder owned by subsidiaries of Cleveland-Cliffs Inc (46.5%) and Lurgi AG (7%). The project, which will utilize the new CIRCORED(R) process, is expected to have an annual capacity of 500,000 metric tons. The cost of construction is expected to aggregate approximately $160 million. Site preparation activities began in late 1996, and production is scheduled to begin in the fourth quarter of 1998. The facility will be operated by Cliffs Reduced Iron Management Company, a subsidiary of Cleveland-Cliffs Inc.

         Tailor Welded Blanking Venture. In 1997, the Company also acquired an approximate 11% interest in a tailor welded blanking operation in Monroe, Michigan which adds value to product sold to domestic automotive customers. The operation uses new technology to weld together two or more steel blanks which may be of different grade or thickness. Other partners in the venture are Worthington Industries, Inc., Thyssen Krupp A.G. and two domestic steel producers.

         Mexican Steel Processing Venture. In 1997, LTV acquired a 25% interest in Lagermex, a joint venture to construct and operate an automotive steel processing and blanking operation in Puebla, Mexico. Thyssen Krupp A.G. has a 65% interest in the venture, with the remaining 10% owned by management. The venture is intended to supply to Volkswagen de Mexico and its parts suppliers in Puebla inventory, management, slitting and blanking products and services required to produce the plant's steel stampings.

         LTV continues to study opportunities to invest in domestic and international growth opportunities with attractive profit potential, including opportunities designed to support and enhance its core business. A number of the joint venture opportunities that the Company has pursued, however, are start-up operations and require significant investments before becoming operational. The development, construction and start-up of such operations are themselves subject to numerous risks. After start-up, further investments may be required and significant losses could be incurred before any profits are realized.

PROPERTY ADDITIONS AND CAPITAL EXPENDITURES

         Capital expenditures and depreciation and amortization for the periods indicated are as follows:


                                                              1997         1996                1995
                                                              ----         ----                ----
                                                                        (IN MILLIONS)

      Capital Expenditures.......................             $326          $243               $205

      Depreciation and Amortization..............             $263          $266               $252

         The expenditures during 1997, 1996 and 1995 were mainly to refurbish blast furnaces and for equipment and facilities which are designed to reduce cost, increase production efficiency and improve quality and for environmental control projects. During this three year period, the Company also made substantial expenditures for the development of a new information systems project to support the Company's business processes. LTV is currently engaged in the implementation phase of the project which is expected to extend through April 1999 and will require substantial additional funds in 1998 and 1999 as LTV integrates its information technology. All existing and future information systems supporting these business processes are being maintained by outside information systems providers under a long-term contract. LTV also made investments in affiliates in steel related businesses totaling $101 million in 1997, $79 million in 1996 and $89 million in 1995 primarily for construction. Capital spending for environmental control projects constructed during 1997, 1996 and 1995 was $32 million, $27 million and $19 million, respectively.

         Capital expenditures in 1998 are expected to aggregate approximately $400 million, which include the cost of a blast furnace reline at Indiana Harbor and the construction of the new tubular mill in Marion, Ohio.

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

Environmental Proceedings

         Legal and administrative actions have been taken or are being threatened against LTV and its subsidiaries, as discussed below, by the EPA and the States of Indiana and Illinois or their state and local environmental agencies for alleged violations of various federal, state and local environmental laws and regulations. The Company has accrued for losses and costs associated with these actions that are probable and estimable or otherwise provided for studies which will provide a basis for estimation.

         EPA - Cleveland Works. In February 1997, LTV Steel received a Notice of Violation ("NOV") issued by the EPA alleging violations of certain air emission standards at three of its blast furnaces, the precipitator stacks at a basic oxygen furnace shop and a boiler located at LTV Steel's Cleveland Works. The NOV alleges numerous violations over various periods of time extending in some cases as far back as 1992. LTV Steel is subject to a maximum statutory penalty of $27,500 per day for each violation.

         EPA - Pittsburgh Coke Plant. In October 1997, the Company was notified that the EPA had recommended that a lawsuit be filed by the U.S. Department of Justice in federal court against LTV Steel alleging past violations at the Company's Pittsburgh Coke Plant of particulate matter emission limits under the Clean Air Act. The EPA indicated that the government would seek both injunctive relief to prevent future violations and substantial civil penalties and that it would be willing to enter into settlement negotiations with the Company. LTV Steel is subject to a maximum statutory penalty of $27,500 per day for each violation. The Company currently is in the process of shutting down the Pittsburgh Coke Plant. See Item 1. Business-Significant Developments-Shutdown of Pittsburgh Coke Plant for information regarding the Company's labor dispute with the USWA concerning its shutdown of the plant as well as a civil action under the Clean Air Act that might be brought against LTV Steel by a local environmental group alleging violations of applicable emission standards in connection with the operation of the plant.

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

         IDEM has also issued NOVs to LTV Steel relating to basic oxygen furnace ("BOF") precipitator stack emissions and fugitive emissions from the BOF roof monitors at the Indiana Harbor Works. The NOVs have been resolved pursuant to an Agreed Order entered into between LTV Steel and IDEM. The Order provides for a civil penalty of $426,750, all but $85,350 of which will be satisfied by the construction of certain environmental projects. In addition, LTV Steel is required to demonstrate compliance through July 1, 1998 with applicable air quality standards at the BOF roof monitors or install further controls if compliance is not demonstrated.

         In November 1996, IDEM and the United States Department of Interior informed the Company and 15 other companies of their intent to perform a National Resource Damage Assessment ("NRDA") of the Grand Calumet River System. Each of the 16 entities was asked to contribute an unspecified amount of funding for the study, which will cover a significant area that has been used for industrial purposes for over a century. No cost estimate or schedule for implementation of the study has been provided. IDEM also indicated that the Company has been identified as a potentially responsible party in connection with the release of hazardous substances and oil and the subsequent damages resulting from natural resource injury. Because of the preliminary nature of this matter, the Company is unable to predict whether any action might be recommended or required as a result of this study or the potential cost to the Company of any such action. In addition, the Army Corps of Engineers is planning to dredge sections of the Grand Calumet River and may seek permission to dispose of contaminated river sediments from the area that is the subject of the NRDA study. Preliminary estimates of the cost of the dredging are approximately $90-$160 million. The Company has not been asked to contribute to the cost of the project.

         State of Illinois. After notifying the Illinois EPA ("IEPA") of two separate deposits of hazardous wastes discovered at LTV Steel's Chicago plant, LTV submitted to IEPA remediation plans for clean-up at both sites. The Company and the IEPA have reached an agreement on one of the remediation plans, which is expected to cost less than $3 million, and clean-up work is nearing completion. The cost of the other plan, now being reviewed by IEPA, is expected to be immaterial.

Joint Plan

         Remaining Proceedings Relating to Status of Claims. Aetna Casualty and Surety Company ("Aetna") filed 10 appeals to the United States District Court for the Southern District of New York ("District Court") from various orders of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), including the order confirming the Joint Plan of Reorganization (the "Joint Plan"). In some of these appeals, Aetna sought priority for certain of its claims that were classified as general unsecured claims under the Joint Plan of Reorganization, and, if Aetna had prevailed on these appeals, Aetna would have sought cash payments for various claims that (i) were disallowed by the Bankruptcy Court or (ii) have received distributions of non-cash consideration (including stock, warrants and contingent value rights) in accordance with the Joint Plan. As of October 1997, all but three of these matters had been resolved. In November 1997, after a series of meetings with a court-appointed mediator, Aetna and the Company settled the three remaining matters with a payment by LTV to Aetna of $2 million.

Patent Litigation

         In July 1991, Inland Steel Company ("Inland") filed an action against LTV Steel and another domestic steel producer in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $600 million and an injunction against future infringement. LTV Steel in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, at a jury trial, LTV Steel was found to have infringed the patents. The District Court proceeding on the validity of the patents has been stayed informally pending the conclusion of proceedings in the U.S. Patent Office described below, and the decision on infringement is not appealable until the validity issue is tried. In July 1993, the U.S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of LTV Steel and another domestic steel producer, in essence concluding that the patents should not have been granted and are invalid. Inland filed a response which sought to have the U.S. Patent Office reverse its decision; however, in July 1994, the U.S. Patent Office affirmed its decision. Inland's appeal to the Patent Office Board of Appeals has been heard, and a decision by the Board of Appeals is pending.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         "Shareholders' Information" on the inside back cover, "Five Year Financial Summary" on page 45, "Quarterly Financial Information" on page 46 and "Liquidity and Financial Resources" on page 19 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

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

         The LTV Board of Directors has selected April 24, 1998 as the Tentative Meeting Date for the next Annual Meeting of Stockholders. Accordingly, stockholders who intend to propose business for consideration, or to nominate persons for election as directors at the 1998 Annual Meeting, were required to provide notice and the required information to the Company no earlier than January 24, 1998 and no later than February 23, 1998.


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

ITEM 6.  SELECTED FINANCIAL DATA.

         "Five Year Financial Summary" on page 45 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis" on pages 18 through 23 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The listing on page F-1 lists all financial statements which are filed as a part of this Report and which are incorporated herein by reference.

         "Quarterly Financial Information" on page 46 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to the directors of LTV to be included in LTV's Annual Proxy Statement for the 1998 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1998, is incorporated herein by reference. Information relating to the executive officers of LTV is included in "Item 1. Business-Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to management remuneration and transactions included in LTV's Annual Proxy Statement for the 1998 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1998, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to ownership of LTV stock by the directors and officers of LTV and owners of more than 5% of any class of LTV stock to be included in LTV's Annual Proxy Statement for the 1998

Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1998, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions to be included in LTV's Annual Proxy Statement for the 1998 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1998, is incorporated herein by reference.


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

         (10)-(61) -   Amendment No. 9 to the Settlement Agreement dated as of
                       June 28, 1993 by and among the PBGC, LTV, the Initial LTV
                       Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit (10)-(61) to LTV's Report on Form
                       10-K for the year ended December 31, 1996)

         (10)-(62) -   Amendment No. 10 to the Settlement Agreement dated as
                       of June 28, 1993 by and among the PBGC, LTV, the Initial
                       LTV Group (as defined in the Settlement Agreement) and
                       LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit (10)-(62) to LTV's Report on Form 10-Q for the quarter ended March 31, 1997)

         (10)-(63) -   Amendments Nos. 8, 9 and 10 to the Letter of Credit
                       Agreement dated as of October 12, 1994 among LTV, LTV
                       Steel Company, Inc., LTV Steel Mining Company, LTV Steel
                       Tubular Products Company, various financial institutions and BT Commercial Corporation (incorporated herein by reference to Exhibit (10)-(63) to LTV's Report on Form
                       10-Q for the quarter ended September 30, 1997

         (10)-(64) -   The LTV Change in Control and Severance Pay Plan I
                       (filed as Exhibit 10.1 to Amendment No. 1 to LTV's
                       Registration Statement on Form S-4 [Registration No.
                       333-40425])

         (11)      -   Statement re Computation of Per Share Earnings (filed
                       herewith)

         (13)      -   Portions of the 1997 Annual Report to Shareholders
                       incorporated into this Report by reference (filed herewith)

         (18)      -   Letter regarding change in accounting principles (filed
                       herewith)

         (21)      -   List of subsidiaries (filed herewith)

         (23)      -   Consent of Ernst & Young LLP (filed herewith)

         (27)      -   Financial Data Schedule (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of February 1998.

                                         THE LTV CORPORATION


                                         By /s/ Glenn J. Moran
                                            --------------------
                                               (Glenn J. Moran)



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


   Signature                                 Title                                Date
   ---------                                 -----                                ----


/s/ DAVID H. HOAG                 Chairman of the Board,                        February 17, 1998
--------------------------        Chief Executive Officer and a Director
    (David H. Hoag)               (Principal Executive Officer)




/s/ ARTHUR W. HUGE                Senior Vice President and Chief               February 17, 1998
--------------------------              Financial Officer
    (Arthur W. Huge)              (Principal Financial Officer and
                                    Principal Accounting Officer)




/s/ GEORGE T. HENNING             Vice President and Controller                 February 17, 1998
--------------------------
    (George T. Henning)



/s/ J. PETER KELLY                President, Chief Operating Officer            February 17, 1998
--------------------              and a Director
(J. Peter Kelly)



/s/ EDGAR L. BALL                 Director                                      February 17, 1998
--------------------------
    (Edgar L. Ball)



/s/ COLIN C. BLAYDON              Director                                      February 17, 1998
--------------------
    (Colin C. Blaydon)



/s/ WILLIAM H. BRICKER            Director                                      February 17, 1998
--------------------------
    (William H. Bricker)



/s/ JOHN E. JACOB                 Director                                      February 17, 1998
--------------------
    (John E. Jacob)



/s/ EDWARD C. JOULLIAN III        Director                                      February 17, 1998
--------------------------
    (Edward C. Joullian III)



/s/ M. THOMAS MOORE               Director                                      February 17, 1998
--------------------------
    (M. Thomas Moore)



/s/ HAROLD A. POLING              Director                                      February 17, 1998
---------------------------
    (Harold A. Poling)



/s/ VINCENT A. SARNI              Director                                      February 17, 1998
---------------------------
    (Vincent A. Sarni)



/s/ SAMUEL K. SKINNER             Director                                      February 17, 1998
---------------------------
    (Samuel K. Skinner)



/s/ PAUL G. STERN                 Director                                      February 17, 1998
---------------------------
    (Paul G. Stern)



/s/ STEPHEN B. TIMBERS            Director                                      February 17, 1998
---------------------------
    (Stephen B. Timbers)



/s/ FARAH M. WALTERS              Director                                      February 17, 1998
---------------------------
     (Farah M. Walters)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of February 1998.

                                       THE LTV CORPORATION


                                       By
                                          ----------------------
                                           (Glenn J. Moran)



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


       Signature                       Title                                      Date
       ---------                       -----                                      ----

                                  Chairman of the Board,                      February 17, 1998
----------------------------      Chief Executive Officer and a Director
    (David H. Hoag)               (Principal Executive Officer)




                                  Senior Vice President and Chief             February 17, 1998
----------------------------             Financial Officer
    (Arthur W. Huge)              (Principal Financial Officer and
                                   Principal Accounting Officer)




                                  Vice President and Controller               February 17, 1998
----------------------------
    (George T. Henning)



                                  President, Chief Operating Officer          February 17, 1998
----------------------------      and a Director
    (J. Peter Kelly)



                                  Director                                    February 17, 1998
----------------------------
    (Edgar L. Ball)



                                  Director                                    February 17, 1998
----------------------------
    (Colin C. Blaydon)


                                  Director                                    February 17, 1998
----------------------------
    (William H. Bricker)



                                  Director                                    February 17, 1998
----------------------------
    (John E. Jacob)



                                  Director                                    February 17, 1998
----------------------------
    (Edward C. Joullian III)



                                  Director                                    February 17, 1998
----------------------------
    (M. Thomas Moore)



                                  Director                                    February 17, 1998
----------------------------
    (Harold A. Poling)



                                  Director                                    February 17, 1998
----------------------------
    (Vincent A. Sarni)



                                  Director                                    February 17, 1998
----------------------------
    (Samuel K. Skinner)



                                  Director                                    February 17, 1998
----------------------------
    (Paul G. Stern)



                                  Director                                    February 17, 1998
----------------------------
    (Stephen B. Timbers)



                                  Director                                    February 17, 1998
----------------------------
     (Farah M. Walters)