Form 10-Q
period 1998-03-31
LTV CORP
filed 1998-05-07
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1998               Commission File No. 1-4368




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
              Cleveland, Ohio                               (Zip Code)

       Registrant's telephone number, including area code: (216) 622-5000



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

                                             99,834,447 shares of common stock
                                                    (as of March 31, 1998)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)
                                   (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                             ---------------------
                                               1998          1997
                                             -------       -------
SALES                                        $ 1,127       $ 1,072

Costs and expenses:
    Cost of products sold                        985           931
    Depreciation and amortization                 65            68
    Selling, general and administrative           45            37
    Results of affiliates' operations              9             -
    Net interest and other income                 (9)           (9)
                                             -------       -------
       Total                                   1,095         1,027
                                             -------       -------

INCOME BEFORE INCOME TAXES                        32            45

Income tax provision:
    Taxes payable                                  2             2
    Taxes not payable in cash                     11            16
                                             -------       -------
       Total                                      13            18
                                             -------       -------

NET INCOME                                   $    19       $    27
                                             =======       =======


Earnings per share:
    Basic                                    $  0.19       $  0.25
                                             =======       =======
    Dilutive                                 $  0.19       $  0.25
                                             =======       =======


Cash dividends per common share              $  0.03       $  0.03
                                             =======       =======

See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)


                                                                         March 31,   December 31,
                                                                           1998         1997
                                                                        -----------  ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                            $   161       $   160
    Marketable securities                                                    346           360
                                                                         -------       -------
          Total cash and marketable securities                               507           520
    Receivables, less allowance for doubtful accounts                        479           470
    Inventories:
       Products                                                              656           656
       Materials, purchased parts and supplies                               219           246
                                                                         -------       -------
          Total inventories                                                  875           902
    Prepaid expenses, deposits and other                                      17            12
                                                                         -------       -------
          Total current assets                                             1,878         1,904
                                                                         -------       -------
INVESTMENTS IN AFFILIATES                                                    323           312
OTHER NONCURRENT ASSETS                                                      190           169
PROPERTY, PLANT AND EQUIPMENT                                              4,162         4,096
    Allowance for depreciation                                              (992)         (935)
                                                                         -------       -------
          Total property, plant and equipment                              3,170         3,161
                                                                         -------       -------
                                                                         $ 5,561       $ 5,546
                                                                         =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                     $   344       $   354
    Accrued employee compensation and benefits                               368           365
    Other accrued liabilities                                                227           219
                                                                         -------       -------
          Total current liabilities                                          939           938
                                                                         -------       -------
NONCURRENT LIABILITIES
    Long-term debt                                                           360           355
    Postemployment health care and other insurance benefits                1,565         1,570
    Pension benefits                                                         548           548
    Other                                                                    446           459
                                                                         -------       -------
          Total noncurrent liabilities                                     2,919         2,932
                                                                         -------       -------
SHAREHOLDERS' EQUITY
    Convertible preferred stock (aggregate liquidation value $50.0)            1             1
    Common stock (par value $0.50 per share)                                  53            53
    Additional paid-in capital                                             1,043         1,032
    Retained earnings                                                        677           661
    Treasury stock (5 million shares at cost)                                (68)          (68)
    Accumulated other comprehensive loss and other                            (3)           (3)
                                                                         -------       -------
          Total shareholders' equity                                       1,703         1,676
                                                                         -------       -------
                                                                         $ 5,561       $ 5,546
                                                                         =======       =======



See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             -------------------------------
                                                                                1998                  1997
                                                                             ---------             ---------
OPERATING ACTIVITIES
    Net income                                                               $      19             $      27
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Noncash losses of affiliates                                                  9                     -
       Depreciation and amortization                                                65                    68
       Income tax provision not payable in cash                                     11                    16
       Defined benefit pension expense                                               1                    11
       Postemployment benefit payments more than related expense                    (5)                    -
       Changes in assets, liabilities and other                                    (13)                  (60)
                                                                             ---------             ---------
          Net cash provided by operating activities                                 87                    62
                                                                             ---------             ---------

INVESTING ACTIVITIES
    Capital expenditures                                                           (73)                  (59)
    Investment in steel-related businesses                                         (33)                  (10)
    Net sales of marketable securities                                              14                    85
    Other                                                                            -                     2
                                                                             ---------             ---------
          Net cash (used in) provided by investing activities                      (92)                   18
                                                                             ---------             ---------

FINANCING ACTIVITIES
    Borrowings                                                                      11                     -
    Dividends paid                                                                  (4)                   (5)
    Share repurchases and other                                                     (1)                  (10)
                                                                             ---------             ---------
          Net cash provided by (used in) financing activities                        6                   (15)
                                                                             ---------             ---------
Net increase in cash and cash equivalents                                            1                    65
Cash and cash equivalents at beginning of period                                   160                   107
                                                                             ---------             ---------
Cash and cash equivalents at end of period                                   $     161             $     172
                                                                             =========             =========


Supplemental cash flow information is presented as follows:
    Interest payments                                                        $       1             $       1
    Income tax payments                                                              2                     1
    Capitalized interest                                                             8                     4
    Purchases of marketable securities                                           1,057                   749
    Sales and maturities of marketable securities                                1,071                   837




See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998



NOTE (1) - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform with the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1997 included in the LTV Annual Report to Shareholders incorporated by reference into the 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE (2) - On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997.

NOTE (3) - LTV Steel entered into a new $250 million five-year credit facility ("Inventory Facility"), replacing the existing $150 million Letter of Credit Facility effective as of March 1, 1998. The Inventory Facility, secured by essentially all of the Company's inventory through a special purpose entity, permits borrowings of up to $250 million for working capital and general corporate purposes, $150 million of which may be used to issue letters of credit. Interest will accrue at the Company's option of either the Chase Manhattan Bank's base rate or 1% above LIBOR rates. At March 31, 1998, there were no outstanding borrowings against the Inventory Facility, and letters of credit totaling $69 million were outstanding under this facility. The borrower under the Inventory Facility is LTV Steel Products, L.L.C., a consolidated structured finance special purpose entity wholly owned by LTV Steel, which purchases and pledges essentially all of the inventory generated by LTV Steel. The creditors of LTV Steel Products, L.L.C. have a claim on the assets of that Company prior to those assets becoming available to other creditors of LTV or its affiliates.

NOTE (4) - At March 31, 1998, accumulated other comprehensive loss included in the balance sheet amounted to $3 million with no material changes since December 31, 1997. The accumulated other comprehensive loss at March 31, 1997 was $12 million, with no material changes since December 31, 1996.

NOTE (5) - VP Buildings has secured a $3 million, ten-year, 7.25% mortgage on its headquarters building located in Memphis, Tennessee, effective April 1, 1998 with principal and interest payments due monthly. Additionally, VP Buildings borrowed $8 million on a short-term basis under its $20 million demand facility at a rate of 6.4%.

NOTE (6) - The following is a summary of the financial information related to VP Buildings, which was acquired on July 2, 1997, for the first quarter 1998 (in millions):

Results of operations                                    1998
                                                      ---------

     Net sales                                        $      72
     Costs and expenses                                      71
                                                      ---------
     Pretax income                                    $       1
                                                      =========

     Total assets                                     $     254
     Capital expenditures                                     3

NOTE (7) - The Company has a 50% interest, accounted for under the equity method, in an unconsolidated joint venture, Trico Steel Company, L.L.C. ("Trico Steel"), which began commercial operations in April 1997. Included in LTV's consolidated results is a pretax loss of $9 million representing the Company's share of Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):

Results of operations                                    1998
                                                      ---------

     Net sales                                        $      80
     Costs and expenses                                      98
                                                      ---------
         Pretax loss                                  $     (18)
                                                      =========

Financial Position at March 31, 1998
     Current assets                                   $      96
     Noncurrent assets                                      530
     Current liabilities                                    (43)
     Noncurrent liabilities                                (273)
                                                      ---------
         Net assets                                   $     310
                                                      =========

NOTE (8) - LTV's wholly-owned subsidiary, LTV Steel Company, Inc., has fully and unconditionally guaranteed the Company's obligation to pay principal, premium, if any, and interest with respect to the Senior Notes due September 2007. The following supplemental consolidating condensed financial statements of The LTV Corporation present: the balance sheets as of March 31, 1998 and December 31, 1997; statements of operations for the three months ended March 31, 1998 and 1997; and statements of cash flows for the three months ended March 31, 1998 and 1997. The LTV Corporation (Parent), LTV Steel Company, Inc. (Guarantor) and the combined Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Consolidating Condensed Balance Sheet
(in millions)

                                                                                    March 31, 1998
                                                             ----------------------------------------------------------------
                                                                                    Non-Guarantor
                                                             Parent      Guarantor   Subsidiaries  Eliminations  Consolidated
                                                             ------      ---------   ------------  ------------  ------------

Cash, cash equivalents and marketable securities             $   465      $   (19)      $    61       $     -       $   507
Receivables                                                        3          (21)          497             -           479
Inventories:
   Finished goods                                                  -            -           656             -           656
   Raw materials and supplies                                      -            -           219             -           219
Other current assets                                               3            8             6             -            17
                                                             -------      -------       -------       -------       -------
     Total current assets                                        471          (32)        1,439             -         1,878
Intercompany, net                                                 87        1,312        (1,399)            -             -
Investments and other noncurrent assets                        1,487          229           463        (1,666)          513
Property, plant and equipment, net                                 -        2,949           221             -         3,170
                                                             -------      -------       -------       -------       -------
       Total assets                                          $ 2,045      $ 4,458       $   724       $(1,666)      $ 5,561
                                                             =======      =======       =======       =======       =======

Total current liabilities                                    $    30      $   793       $   116       $     -       $   939
Long-term debt                                                   298           58             4             -           360
Postemployment health care and other insurance benefits            -        1,450           115             -         1,565
Pension benefits                                                   -          537            11             -           548
Other                                                             14          411            21             -           446
Shareholders' equity                                           1,703        1,209           457        (1,666)        1,703
                                                             -------      -------       -------       -------       -------
       Total liabilities and shareholders' equity            $ 2,045      $ 4,458       $   724       $(1,666)      $ 5,561
                                                             =======      =======       =======       =======       =======

                                                                                  December 31, 1997
                                                             ----------------------------------------------------------------
                                                                                    Non-Guarantor
                                                             Parent      Guarantor   Subsidiaries  Eliminations  Consolidated
                                                             ------      ---------   ------------  ------------  ------------


Cash, cash equivalents and marketable securities             $   467      $   (15)      $    68       $     -       $   520
Receivables                                                        4          (23)          489             -           470
Inventories:
   Finished goods                                                  -          650             6             -           656
   Raw materials and supplies                                      -          209            37             -           246
Other current assets                                               4            7             1             -            12
                                                             -------      -------       -------       -------       -------
     Total current assets                                        475          828           601             -         1,904
Intercompany, net                                                 83          475          (558)            -             -
Investments and other noncurrent assets                        1,470          186           432        (1,607)          481
Property, plant and equipment, net                                 -        2,939           222             -         3,161
                                                             -------      -------       -------       -------       -------
       Total assets                                          $ 2,028      $ 4,428       $   697       $(1,607)      $ 5,546
                                                             =======      =======       =======       =======       =======

Total current liabilities                                    $    37      $   776       $   125       $     -       $   938
Long-term debt                                                   298           57             -             -           355
Postemployment health care and other insurance benefits            -        1,458           112             -         1,570
Pension benefits                                                   -          538            10             -           548
Other                                                             17          419            23             -           459
Shareholders' equity                                           1,676        1,180           427        (1,607)        1,676
                                                             -------      -------       -------       -------       -------
       Total liabilities and shareholders' equity            $ 2,028      $ 4,428       $   697       $(1,607)      $ 5,546
                                                             =======      =======       =======       =======       =======

Consolidating Condensed Statement of Operations
(in millions)

                                                                 Three Months Ended March 31, 1998
                                                   ---------------------------------------------------------------------
                                                                            Non-Guarantor
                                                   Parent       Guarantor    Subsidiaries   Eliminations    Consolidated
                                                   ------       ---------    ------------   ------------    ------------

Net sales                                         $    -         $   681         $  601         $  (155)       $ 1,127
Costs and expenses:
   Cost of products sold                               -             572            568            (155)           985
   Depreciation and amortization                       -              58              7               -             65
   Selling, general and administrative                 4              32              9               -             45
   Results of affiliates operations                  (29)             (4)             9              33              9
   Net interest and other                             (7)             (8)             6               -             (9)
                                                  ------         -------         ------         -------        -------
     Total                                           (32)            650            599            (122)         1,095
                                                  ------         -------         ------         -------        -------
Income before income taxes                            32              31              2             (33)            32
Income tax provision                                 (13)            (13)             -              13            (13)
                                                  ------         -------         ------         -------        -------
       Net income                                 $   19         $    18         $    2         $   (20)       $    19
                                                  ======         =======         ======         =======        =======


                                                                  Three Months Ended March 31, 1997
                                                   ---------------------------------------------------------------------
                                                                            Non-Guarantor
                                                   Parent       Guarantor    Subsidiaries   Eliminations    Consolidated
                                                   ------       ---------    ------------   ------------    ------------

Net sales                                         $    -         $ 1,010         $  236         $  (174)       $ 1,072
Costs and expenses:
   Cost of products sold                               -             886            219            (174)           931
   Depreciation and amortization                       -              64              4               -             68
   Selling, general and administrative                 3              30              4               -             37
   Results of affiliates operations                  (38)             (2)             -              40              -
   Net interest and other                            (10)              2             (1)              -             (9)
                                                  ------         -------         ------         -------        -------
     Total                                           (45)            980            226            (134)         1,027
                                                  ------         -------         ------         -------        -------
Income before income taxes                            45              30             10             (40)            45
Income tax provision                                 (18)            (12)            (4)             16            (18)
                                                  ------         -------         ------         -------        -------
       Net income                                 $   27         $    18         $    6         $   (24)       $    27
                                                  ======         =======         ======         =======        =======


Consolidating Condensed Cash Flows Statement
(in millions)

                                                                    Three Months Ended March 31, 1998
                                                   ---------------------------------------------------------------------
                                                                            Non-Guarantor
                                                   Parent       Guarantor    Subsidiaries   Eliminations    Consolidated
                                                   ------       ---------    ------------   ------------    ------------

Cash provided by operating activities             $    1         $    67         $   19         $     -        $    87
                                                  ------         -------         ------         -------        -------
Investing activities:
   Capital expenditures                                -             (70)            (3)              -            (73)
   Investment in affiliates                            -               -            (33)              -            (33)
   Net sales of marketable securities                 14               -              -               -             14
   Other                                               -               -              -               -              -
                                                  ------         -------         ------         -------        -------
     Net cash provided by (used in) investing
       activities                                     14             (70)           (36)              -            (92)
                                                  ------         -------         ------         -------        -------

Financing activities:
   Proceeds from offering                              -               -             11               -             11
   Pension funding to restored plans                   -               -              -               -              -
   Dividends paid                                     (4)              -              -               -             (4)
   Share repurchases and other                        (1)              -              -               -             (1)
                                                  ------         -------         ------         -------        -------
     Net cash (used in) provided by
       financing activities                           (5)              -             11               -              6
                                                  ------         -------         ------         -------        -------

Net increase (decrease) in cash and  cash
  equivalents                                         10              (3)            (6)              -              1
Cash and cash equivalents at beginning of period     108             (16)            68               -            160
                                                  ------         -------         ------         -------        -------
Cash and cash equivalents at end of period        $  118         $   (19)        $   62         $     -        $   161
                                                  ======         =======         ======         =======        =======

                                                                    Three Months Ended March 31, 1997
                                                  ----------------------------------------------------------------------
                                                                            Non-Guarantor
                                                  Parent        Guarantor    Subsidiaries    Eliminations   Consolidated
                                                  ------        ---------    ------------    ------------   ------------

Cash provided by (used in) operating activities   $  (10)        $    51         $   21         $     -        $    62
                                                  ------         -------         ------         -------        -------
Investing activities:
   Capital expenditures                                -             (59)             -               -            (59)
   Investment in affiliates                            -               -            (10)              -            (10)
   Net sales of marketable securities                 85               -              -               -             85
   Other                                               -               1              1               -              2
                                                  ------         -------         ------         -------        -------
     Net cash provided by (used in) investing
       activities                                     85             (58)            (9)              -             18
                                                  ------         -------         ------         -------        -------

Financing activities:
   Pension funding to restored plans                   -               -              -               -              -
   Share repurchases and other                       (10)              -              -               -            (10)
   Dividends paid                                     (5)              -              -               -             (5)
                                                  ------         -------         ------         -------        -------
     Net cash used in financing activities           (15)              -              -               -            (15)
                                                  ------         -------         ------         -------        -------
Net increase (decrease) in cash and cash
  equivalents                                         60              (7)            12               -             65
Cash and cash equivalents at beginning of period      62             (15)            60               -            107
                                                  ------         -------         ------         -------        -------
Cash and cash equivalents at end of period        $  122         $   (22)        $   72         $     -        $   172
                                                  ======         =======         ======         =======        =======

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 1998 AND 1997

Sales
-----

         Sales of $1,127 million in the first quarter of 1998 increased by $55 million (5%) from the first quarter of 1997. First quarter 1998 steel shipments of 2.1 million tons increased by 15,000 tons (1%) from the first quarter of 1997. The overall sales increase in the first quarter of 1998 resulted from the VP Buildings sales of $72 million included since its acquisition on July 2, 1997, partially offset by lower average steel selling prices of 2%.

Production and Costs
--------------------

         Raw steel production of 2.2 million tons in the first quarter of 1998 remained the same as the first quarter of 1997. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the first quarter of 1998 was 105% compared with 108% in 1997 due to an increase in the AISI defined rated capacity of LTV steelmaking facilities.

         Cost of products sold as a percentage of sales increased 1% in the first quarter of 1998 compared to the 1997 period. The increase is primarily due to the lower average selling prices in the 1998 period, partially offset by lower steel production costs.

Results of Affiliates Operations
--------------------------------

         Results of affiliates operations consist principally of LTV's share of start-up operating losses from its 50% interest in Trico Steel Company, L.L.C. ("Trico"), which commenced commercial operations in the second quarter of 1997. Trico continues to incur expenses in excess of revenues as part of its start-up process.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of liquidity include cash and cash equivalents, marketable securities, cash from operations, amounts available under credit facilities and other external sources of funds. Management believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, investments in steel-related businesses, pensions and postemployment health care.

         During the first three months of 1998, cash provided by operating activities amounted to $87 million. Major uses of cash during the first three months of 1998 included capital expenditures of $73 million and $33 million invested in steel-related businesses. Since December 31, 1997, total cash, cash equivalents and marketable securities have decreased by $13 million to $507 million at March 31, 1998.

         LTV Steel entered into a new $250 million five-year credit facility ("Inventory Facility") replacing the existing $150 million Letter of Credit Facility effective as of March 1, 1998. The new Inventory Facility, secured by essentially all of the Company's inventory through a special purpose entity, permits borrowings of up to $250 million for working capital and general corporate purposes, $150 million of which may be used to issue letters of credit. Interest will accrue at the Company's option of either the Chase Manhattan Bank's base rate or 1% above LIBOR rates. At March 31, 1998 there were no outstanding borrowings against the Inventory Facility, and letters of credit totaling $69 million were outstanding under this facility.

         The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At March 31, 1998, $320 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $36 million under this facility.

         The Company's wholly owned subsidiary, VP Buildings, has a Secured Demand Facility that expires August 1998 and is secured by the accounts receivable of VP Buildings. The facility permits borrowings of up to $20 million for working capital and general corporate purposes and for letters of credit. At March 31, 1998, $20 million was permitted to be borrowed, with borrowings of $8 million outstanding under this facility at an interest rate of 6.4%.

         The Company's Senior Notes, long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive debt covenant, approximately $109 million of retained earnings are available for common stock dividend payments at March, 1998. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on its financial flexibility.

         Domestic steel producers face significant competition from foreign producers. Foreign competition is intense and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the United States dollar against foreign currencies.

         LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with minimills, which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some minimill producers to enter certain sectors of the flat rolled market that have traditionally been supplied by integrated producers, and other producers have announced their intention to do the same. Industry experts estimate that current domestic raw steel production capacity will be increased by more than 5% by the end of 2000 as new minimills, now under construction, engage in start-up operations or begin operation.

         Many steel products face substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete.

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

                  On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997.


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

         The Company spent $3 million during the first three months of 1998 for environmental clean-up and related matters at operating and idled facilities, and at March 31, 1998, has a recorded liability of $153 million for known and identifiable environmental and related matters, including costs related to the closure and demolition of the Pittsburgh coke plant. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $3 million in the first three months of 1998 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $30 million annually in capital expenditures during the next five years to meet environmental standards.

         As is the case with most other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000. The Company is currently engaged in a comprehensive project to upgrade its computer software in its information technology, manufacturing and facilities systems to programs that will be Year 2000 compliant. Failure by the Company and/or vendors working on this project to complete the Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations. LTV expects to spend approximately $47 million in 1998 to be Year 2000 compliant in early 1999.

OUTLOOK

         Through the end of the first quarter of 1998, the Company has continued to experience a high demand for its product and a strong rate of incoming orders. Foreign competition may increase further with the rise in the value of the U.S. dollar against certain foreign currencies. Recent economic volatility and currency devaluations in Asia may also result in further increases in the levels of imports of steel product into the U.S. These factors could affect future market prices and domestic shipments. LTV began its planned 85-day outage of a blast furnace at the Indiana Harbor Works on April 4, 1998, which will reduce the Company's steelmaking capacity. Customer shipments will be maintained during this outage and careful planning by the maintenance departments should minimize the impact on shipments. The blast furnace reline will result in increased operating costs of approximately $40 million.

         This report includes forward-looking statements. Our use of the words "outlook," "anticipates," "believes," "estimate," "expect" and similar words are intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While we believe them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in implementing information technology, including Year 2000 compliant systems. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

     In March 1998, the U.S. Department of Justice filed a civil action on behalf of the U.S. EPA in the United States District Court for the Western District of Pennsylvania alleging LTV Steel violated applicable pushing and combustion stack opacity emission standards in connection with the operation of its Pittsburgh coke plant in and after October 1996. The complaint seeks civil penalties not to exceed $25,000 per day per violation for alleged violations occurring on or before January 30, 1997 and $27,500 per day per violation for alleged violations that occurred after January 30, 1997. In April 1998, the Allegheny County Health Department filed a motion to intervene and a separate complaint in the case. The complaint seeks penalties for alleged violations in the amount of $25,000 per day. The Group Against Smog and Pollution has also filed a motion to intervene and a separate complaint in the action. Operations at the coke plant ceased February 28, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held April 24, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement relating to such meeting.

1. All four nominees for director listed in the proxy statement were elected.

                Name                                   Votes For                          Votes Withheld
                ----                                   ---------                          --------------

         Colin C. Blaydon                               91,914,810                               1,229,668
         William H. Bricker                             91,884,885                               1,259,593
         M. Thomas Moore                                91,910,044                               1,234,434
         Vincent A. Sarni                               91,909,225                               1,235,253

2. The proposal to ratify the selection of Ernst &Young LLP as LTV's outside auditors for 1998 passed. (For - 91,835,341; against - 881,980; abstained - 427,157)

3. The stockholders' proposal to terminate LTV's Amended Management Incentive Program did not pass. (For - 5,263,996; against - 73,709,047; abstained - 2,432,651; broker non-votes - 11,738,784)


ITEM 5.  OTHER INFORMATION

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

     The LTV Board of Directors has selected April 23, 1999 as the Tentative Meeting Date for the next Annual Meeting of Stockholders. Accordingly, stockholders who intend to propose business for consideration, or to nominate persons for election as directors at the 1999 Annual Meeting, must provide notice and the required information to the Company no earlier than January 23, 1999 and no later than February 22, 1999.

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

         (2)-(1)                -   The LTV Second Modified Joint Plan of
                                    Reorganization  (incorporated herein by
                                    reference to Exhibit (28)(a)-(3) to LTV's
                                    Annual Report on Form 10-K for the Fiscal
                                    Year ended December 31, 1992, filed with the
                                    Commission (File No. 1-4368) on March 31,
                                    1993)

         (2)-(2)                -   Confirmation Order of the United States
                                    Bankruptcy Court for the Southern District
                                    of New York entered on May 27, 1993,
                                    confirming the LTV Second Modified Joint
                                    Plan of Reorganization (which includes, as
                                    Exhibit C to the Confirmation Order,
                                    amendments to the LTV Second Modified Joint
                                    Plan of Reorganization) (incorporated herein
                                    by reference to Exhibit 2(2) to LTV's
                                    Current Report on Form 8-K, filed with the
                                    Commission (File No. 1-4368) on June 7,
                                    1993)

         (3)-(1)                -   Restated Certificate of Incorporation of LTV
                                    dated June 28, 1993 (incorporated herein by reference to Exhibit 3.1 to LTV's
                                    Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (3)-(2)                -   Certificate of Designations for Series B
                                    Preferred Stock (incorporated herein by
                                    reference to Exhibit 4 to SMI America,
                                    Inc.'s 13D Filing)

         (3)-(3)                -   Amendments to LTV's By-Laws adopted on
                                    October 25, 1996 (incorporated herein by reference to Exhibit (3)-(1) to LTV's Report on Form 10-Q for the quarter ended September
                                    30, 1996)

         (10)-(1)               -   LTV Executive Benefit Plan as amended and
                                    restated effective January 1, 1985
                                    (incorporated herein by reference to Exhibit
                                    (10)(c)-(2) to LTV's Report on Form 10-K for the year ended December 31, 1985)

         (10)-(2)               -   Amendment to LTV Executive Benefit Plan
                                    adopted November 20, 1987 (incorporated
                                    herein by reference to Exhibit (10)(c)-(3) to LTV's Report on Form 10-K for the year ended December 31, 1987)

         (10)-(3)               -   LTV Excess Benefit Plan dated as of
                                    January 1, 1985 (incorporated herein by
                                    reference to Exhibit (10)(c)-(5) to LTV's
                                    Report on Form 10-K for the year ended
                                    December 31, 1984)

         (10)-(4)               -   Settlement Agreement dated as of June 28,
                                    1993 between LTV, the PBGC, the Initial LTV
                                    Group (as defined in the Settlement
                                    Agreement) and LTV, as Administrator of the
                                    Restored Plans (incorporated herein by
                                    reference to Exhibit 10.10 to LTV's Report
                                    on Form 10-Q for the quarter ended June 30,
                                    1993)

         (10)-(5)               -   Assignment, Pledge and Security Agreement
                                    dated as of June 28, 1993 between LTV Steel
                                    Company, Inc. and the PBGC (incorporated herein by reference to Exhibit 10.11 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(6)               -   Securities Purchase Agreement dated as of
                                    May 26, 1993 by and among LTV, LTV Steel
                                    Company, Inc. and SMI America, Inc.
                                    (incorporated herein by reference to Exhibit
                                    2 to SMI America, Inc.'s 13D Filing)

         (10)-(7)               -   Common Stock Registration Rights Agreement
                                    dated as of June 28, 1993 by and between LTV and SMI America, Inc. (incorporated herein by reference to Exhibit 5 to SMI America, Inc.'s 13D Filing)

         (10)-(8)               -   Consultation and Management Participation
                                    Agreement dated as of June 28, 1993 between LTV and Sumitomo Metal Industries, Ltd.
                                    (incorporated herein by reference to Exhibit
                                    6 to SMI America, Inc.'s 13D Filing)

         (10)-(9)               -   L-S Exchange Right and Security Agreement
                                    dated as of June 28, 1993 by and among
                                    LTV/EGL Holding Company, Sumikin EGL Corp.,
                                    LTV, SMI America Inc., and Sumitomo Metal
                                    USA Corporation (incorporated herein by
                                    reference to Exhibit 7 to SMI America,
                                    Inc.'s 13D Filing)

         (10)-(10)              -   Amendments Nos. 1 and 2 to the Securities
                                    Purchase Agreement dated as of May 26, 1993 among LTV, LTV Steel Company, Inc. and SMI
                                    America, Inc. (incorporated herein by
                                    reference to Exhibit (10)-(20) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(11)              -   Amendments Nos. 1 through 4 to the
                                    Settlement Agreement dated as of June 28,
                                    1993 by and among the PBGC, LTV, the Initial
                                    LTV Group (as defined in the Settlement
                                    Agreement) and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit (10)-(21) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(12)              -   Revolving Credit Agreement dated as of
                                    October 12, 1994 among LTV Sales Finance
                                    Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent
                                    (incorporated herein by reference to Exhibit
                                    (10)-(22) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(13)              -   Receivables Purchase and Sale Agreement
                                    dated as of October 12, 1994 among LTV, LTV
                                    Steel Company, Inc., Continental Emsco
                                    Company, LTV Steel Tubular Products Company,
                                    Georgia Tubing Corporation and LTV Sales
                                    Finance Company (incorporated herein by
                                    reference to Exhibit (10)-(23) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(14)              -   Accession Agreement dated as of October 12,
                                    1994 among LTV Sales Finance Company, the financial institutions listed on the signature pages thereof, the issuing bank named thereon, and Bankers Trust Company as facility agent and collateral agent
                                    (incorporated herein by reference to Exhibit
                                    (10)-(24) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(15)              -   Trust Termination Acknowledgment and
                                    Agreement, dated October 12, 1994, between
                                    LTV Sales Finance Company and Wilmington
                                    Trust Company (incorporated herein by
                                    reference to Exhibit (10)-(25) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(16)              -   Assignment and Transfer Agreement, dated as
                                    of October 12, 1994, by and between LTV
                                    Master Receivables Trust and LTV Sales
                                    Finance Company (incorporated herein by
                                    reference to Exhibit (10)-(26) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(17)              -   Collateral Trust Agreement dated as of
                                    May 25, 1993 among LTV, LTV Steel Company,
                                    Inc., United Steelworkers of America and
                                    Bank One Ohio Trust Company, NA, as
                                    Collateral Trustee (incorporated herein by
                                    reference to Exhibit 10.33 to LTV's Report
                                    on Form 10-Q for the quarter ended June 30,
                                    1993)

         (10)-(18)              -   Open-End Mortgage, Security Agreement and
                                    Fixture Filing dated as of June 28, 1993 by
                                    LTV Steel Company, Inc. to Bank One Ohio
                                    Trust Company, N.A. (incorporated herein by
                                    reference to Exhibit 10.34 to LTV's Report
                                    on Form 10-Q for the quarter ended June 30,
                                    1993)

         (10)-(19)              -   License Agreement dated as of June 28, 1993
                                    between LTV Steel Company, Inc. and Bank One
                                    Ohio Trust Company, N.A. (incorporated
                                    herein by reference to Exhibit 10.35 to
                                    LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(20)              -   Warrant Agreement dated as of June 28, 1993
                                    between LTV and Society National Bank, as
                                    Warrant Agent (incorporated herein by
                                    reference to Exhibit 10.37 to LTV's Report
                                    on Form 10-Q for the quarter ended June 30,
                                    1993)

         (10)-(21)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the United States of America on behalf of the United States Environmental
                                    Protection Agency approved by the United
                                    States Bankruptcy Court Southern District of
                                    New York (the "Court") on April 15, 1993 and supplemented by Exhibit 10.38 below
                                    (incorporated herein by reference to Exhibit
                                    10.38 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(22)              -   Second Settlement Agreement and Stipulated
                                    Order supplementing 10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit 10.39 to LTV's
                                    Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (10)-(23)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the State of Minnesota approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.39 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(24)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the State of Indiana on behalf of the Indiana Department of Environmental
                                    Management approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.40 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(25)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the State of New York and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.42 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(26)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the State of Connecticut and
                                    approved by the Court on May 19, 1993
                                    (incorporated herein by reference to Exhibit
                                    10.43 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(27)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the Commonwealth of Pennsylvania and approved by the Court on May 24, 1993
                                    (incorporated herein by reference to Exhibit
                                    10.44 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(28)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the State of Ohio on behalf of the Ohio Environmental Protection Agency and approved by the Court on May 24, 1993
                                    (incorporated herein by reference to Exhibit
                                    10.45 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(29)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the State of Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.46 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(30)              -   Closing Agreement Between LTV, its
                                    subsidiaries and the Commissioner of
                                    Internal Revenue as filed with the United
                                    States Bankruptcy Court for the Southern
                                    District of New York on May 14, 1993
                                    (incorporated herein by reference to Exhibit
                                    10.47 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(31)              -   The LTV Corporation Non-Employee Directors
                                    Stock Option Plan adopted on October 22,
                                    1993 (incorporated herein by reference to Exhibit 10.49 to Amendment No. 2 to LTV's
                                    Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (10)-(32)              -   Amendment to LTV Executive Benefit Plan
                                    adopted October 22, 1993 (incorporated
                                    herein by reference to Exhibit 10.50 to
                                    Amendment No. 2 to LTV's Registration
                                    Statement on Form S-1 [Registration No.
                                    33-50217])

         (10)-(33)              -   LTV Executive Benefit Trust Agreement
                                    approved on October 22, 1993 (incorporated herein by reference to Exhibit 10.51 to Amendment No. 2 to LTV's Registration
                                    Statement on Form S-1 [Registration No.
                                    33-50217])

         (10)-(34)              -   The LTV Corporation Supplemental Management
                                    Retirement Plan adopted on October 22, 1993
                                    (incorporated herein by reference to Exhibit
                                    10.52 to Amendment No. 2 to LTV's
                                    Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (10)-(35)              -   The LTV Corporation Supplemental Management
                                    Retirement Trust Agreement approved on
                                    October 22, 1993 (incorporated herein by reference to Exhibit 10.53 to Amendment No.
                                    2 to LTV's Registration Statement on Form
                                    S-1 [Registration No. 33-50217])

         (10)-(36)              -   The LTV Corporation Management Incentive
                                    Program as amended on January 28, 1994
                                    (incorporated by reference to Exhibit
                                    (10)-(53) to LTV's Report on Form 10-K for the year ended December 31, 1993)

         (10)-(37)              -   Amendment to The LTV Corporation
                                    Supplemental Management Retirement Plan
                                    adopted on January 28, 1994 (incorporated by reference to Exhibit (10)-(54) to LTV's
                                    Report on Form 10-K for the year ended
                                    December 31, 1993)

         (10)-(38)              -   Amendment to LTV Executive Benefit Plan
                                    adopted October 28, 1994 (incorporated
                                    herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(39)              -   Amendment to The LTV Corporation Management
                                    Incentive Program adopted October 28, 1994
                                    (incorporated herein by reference to Exhibit
                                    (10)-(49) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(40)              -   Amendment to The LTV Corporation
                                    Supplemental Management Retirement Plan
                                    adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(41)              -   Amendment No. 5 to the Settlement Agreement
                                    dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group and LTV, as
                                    Administrator of the Restored Plans
                                    (incorporated herein by reference to Exhibit
                                    (10)-(55) to LTV's Report on Form 10-K for the year ended December 31, 1994)

         (10)-(42)              -   The Hourly Employee Stock Payment
                                    Alternative Plan (incorporated herein by reference to Exhibit 4.3 to LTV's
                                    Registration Statement on Form S-8
                                    [Registration No. 33-56861])

         (10)-(43)              -   Amendment No. 1 to the Receivables Purchase
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

         (10)-(44)              -   Amendments Nos. 6 and 7 to the Settlement
                                    Agreement dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group
                                    (as defined in the Settlement Agreement) and LTV, as Administrator of the Restored Plans
                                    (incorporated herein by reference to Exhibit
                                    (10)-(58) to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

         (10)-(45)              -   Amendment No. 8 to the Settlement Agreement
                                    dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans
                                    (incorporated herein by reference to Exhibit
                                    (10)-(59) to LTV's Report on Form 10-K for the year ended December 31, 1995)

         (10)-(46)              -   The LTV Corporation Amended and Restated
                                    Non-Employee Directors' Equity Compensation
                                    Plan adopted on November 22, 1996
                                    (incorporated herein by reference to Exhibit
                                    (10)-(58) to LTV's Report on Form 10-K for the year ended December 31, 1996)

         (10)-(47)              -   The LTV Corporation Amended and Restated
                                    Non-Employee Directors' Deferred
                                    Compensation Plan adopted on November 22,
                                    1996 (incorporated herein by reference to Exhibit (10)-(59) to LTV's Report on Form
                                    10-K for the year ended December 31, 1996)

         (10)-(48)              -   The LTV Corporation Amended and Restated
                                    Executive Deferred Compensation Plan adopted on October 25, 1996 (incorporated herein by reference to Exhibit (10)-(60) to LTV's
                                    Report on Form 10-K for the year ended
                                    December 31, 1996)

         (10)-(49)              -   Amendment No. 9 to the Settlement Agreement
                                    dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans
                                    (incorporated herein by reference to Exhibit
                                    (10)-(61) to LTV's Report on Form 10-K for the year ended December 31, 1996)

         (10)-(50)              -   Amendment No. 10 to the Settlement Agreement
                                    dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans
                                    (incorporated herein by reference to Exhibit
                                    (10)-(62) to LTV's Report on Form 10-Q for the quarter ended March 31, 1997)

         (10)-(51)              -   The LTV Change in Control and Severance Pay
                                    Plan I (filed as Exhibit 10.1 to Amendment
                                    No. 1 to LTV's Registration Statement on
                                    Form S-4 [Registration No. 333-40425])

         (10)-(52)              -   Note Purchase and Letter of Credit Agreement
                                    dated as of February 26, 1998 among LTV
                                    Steel Company, Inc., various financial
                                    institutions (as defined therein), Chase
                                    Securities, Inc., as placement agent, The
                                    Chase Manhattan Bank, as administrative
                                    agent and The Chase Manhattan Bank, as
                                    collateral agent (filed herewith)

         (10)-(53)              -   Guaranty made as of February 26, 1998 by LTV
                                    Steel Products, LLC given in connection with the Note Purchase and Letter of Credit
                                    Agreement dated as of February 26, 1998
                                    among LTV Steel Company, Inc., various
                                    financial institutions (as defined therein),
                                    Chase Securities, Inc., as placement agent, The Chase Manhattan Bank, as administrative agent and The Chase Manhattan Bank, as collateral agent (filed herewith)

         (10)-(54)              -   Contribution and Sale Agreement dated as of
                                    February 26, 1998 among LTV Steel Products,
                                    LLC, as purchaser, LTV Steel Company, Inc., as servicer, and LTV Steel Company, Inc. and Georgia Tubing Corporation, as initial sellers (filed herewith)

         (10)-(55)              -   Inventory Processing and Servicing Agreement
                                    dated as of February 26, 1998 by and among LTV Steel Products, LLC, LTV Steel Company,
                                    Inc., as processor and servicer, and The
                                    Chase Manhattan Bank, as collateral agent
                                    (filed herewith)

         (10)-(56)              -   Trust Agreement dated as of February 26,
                                    1998 among LTV Steel Products, LLC, as
                                    issuer, and The Chase Manhattan Bank as
                                    collateral agent (filed herewith)

         (10)-(57)              -   Amendment No. 2 dated as of March 1, 1998 to
                                    the Receivables Purchase and Sale Agreement dated as of October 12, 1994 among LTV, LTV
                                    Steel Company, Inc., Continental Emsco
                                    Company, LTV Steel Tubular Products Company,
                                    Georgia Tubing Corporation and LTV Sales
                                    Finance Company and Amendment No. 1, dated as of March 1, 1998 to Revolving Credit
                                    Agreement dated as of October 12, 1994 among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent (filed herewith)

         (10)-(58)              -   Amendment No. 11 to the Settlement Agreement
                                    dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (filed herewith)

         (11)                   -   Statement re Computation of Per Share
                                    Earnings (filed herewith)

         (27)-(1)               -   Financial Data Schedule (filed herewith)

         (27)-(2)               -   Restated Financial Data Schedules for prior
                                    periods pursuant to Regulation S-K Item
                                    601(c)(2)(iii)

     (b)        Reports on Form 8-K

                No report on Form 8-K was filed by the registrant for the relevant period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   THE LTV CORPORATION
                                                --------------------------------
                                                       (Registrant)




                                           By      /s/ Arthur W. Huge
                                                --------------------------------
                                                       Arthur W. Huge
                                                    Senior Vice President
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)






Date:                   , 1998
      -------------------------------