Form 10-Q
period 1998-06-30
LTV CORP
filed 1998-07-31
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1998                      Commission File No. 1-4368




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

                                               Yes __|X|__      No _____



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                            99,889,230 shares of common stock
                                                  (as of June 30, 1998)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (in millions, except per share data)
                                   (Unaudited)

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                            ---------------------       -------------------
                                              1998        1997            1998        1997
                                            ---------  ----------       --------    --------

SALES                                        $ 1,093      $ 1,092      $ 2,220      $ 2,164

Costs and expenses:
     Cost of products sold                       977          939        1,962        1,870
     Depreciation and amortization                61           68          126          136
     Selling, general and administrative          46           39           91           76
     Results of affiliates' operations             9           12           18           11
     Net interest and other income                (6)         (11)         (15)         (19)
                                             -------      -------      -------      -------
         Total                                 1,087        1,047        2,182        2,074
                                             -------      -------      -------      -------

INCOME BEFORE INCOME TAXES                         6           45           38           90

Income tax provision:
     Taxes payable                                 -            2            2            4
     Taxes not payable in cash                     2           16           13           32
                                             -------      -------      -------      -------
         Total                                     2           18           15           36
                                             -------      -------      -------      -------

NET INCOME                                   $     4      $    27      $    23      $    54
                                             =======      =======      =======      =======


Earnings per share:
     Basic                                   $  0.03      $  0.25      $  0.22      $  0.50
                                             =======      =======      =======      =======
     Dilutive                                $  0.03      $  0.25      $  0.22      $  0.50
                                             =======      =======      =======      =======


Cash dividends per common share              $  0.03      $  0.03      $  0.06      $  0.06
                                             =======      =======      =======      =======








-----------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)

                                                                         June 30,   December 31,
                                                                           1998         1997
                                                                           ----         ----
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $   126      $   160
     Marketable securities                                                   290          360
                                                                         -------      -------
              Total cash and marketable securities                           416          520
     Receivables, less allowance for doubtful accounts                       461          470
     Inventories:
         Products                                                            579          656
         Materials, purchased parts and supplies                             254          246
                                                                         -------      -------
              Total inventories                                              833          902
     Prepaid expenses, deposits and other                                     18           12
                                                                         -------      -------
              Total current assets                                         1,728        1,904
                                                                         -------      -------
INVESTMENTS IN AFFILIATES                                                    332          312
OTHER NONCURRENT ASSETS                                                      187          169
PROPERTY, PLANT AND EQUIPMENT                                              4,241        4,096
     Allowance for depreciation                                             (995)        (935)
                                                                         -------      -------
              Total property, plant and equipment                          3,246        3,161
                                                                         -------      -------
                                                                         $ 5,493      $ 5,546
                                                                         =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                    $   348      $   354
     Accrued employee compensation and benefits                              346          365
     Other accrued liabilities                                               206          219
                                                                         -------      -------
              Total current liabilities                                      900          938
                                                                         -------      -------
NONCURRENT LIABILITIES
     Long-term debt                                                          362          355
     Postemployment health care and other insurance benefits               1,550        1,570
     Pension benefits                                                        546          548
     Other                                                                   431          459
                                                                         -------      -------
              Total noncurrent liabilities                                 2,889        2,932
                                                                         -------      -------
SHAREHOLDERS' EQUITY
     Convertible preferred stock (aggregate liquidation value $50.0)           1            1
     Common stock (par value $0.50 per share)                                 53           53
     Additional paid-in capital                                            1,044        1,032
     Retained earnings                                                       677          661
     Treasury stock (5 million shares at cost)                               (68)         (68)
     Accumulated other comprehensive loss and other                           (3)          (3)
                                                                         -------      -------
              Total shareholders' equity                                   1,704        1,676
                                                                         -------      -------
                                                                         $ 5,493      $ 5,546
                                                                         =======      =======





-------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                       ---------------------
                                                                         1998         1997
                                                                       -------      --------
OPERATING ACTIVITIES
     Net income                                                        $    23      $    54
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Noncash losses of affiliates                                       18           11
         Depreciation and amortization                                     126          136
         Income tax provision not payable in cash                           13           32
         Defined benefit pension expense                                     2           22
         Postemployment benefit payments more than related expense         (10)         (10)
         Changes in assets, liabilities and other                          (15)         (60)
                                                                       -------      -------
              Net cash provided by operating activities                    157          185
                                                                       -------      -------

INVESTING ACTIVITIES
     Capital expenditures                                                 (211)        (131)
     Investment in steel-related businesses                                (45)         (38)
     Net sales of marketable securities                                     69           68
     Other                                                                   -           21
                                                                       -------      -------
              Net cash used in investing activities                       (187)         (80)
                                                                       -------      -------

FINANCING ACTIVITIES
     Borrowings                                                              4            -
     Dividends paid and other                                               (8)          (8)
     Share repurchases                                                       -          (27)
                                                                       -------      -------
              Net cash used in financing activities                         (4)         (35)
                                                                       -------      -------

Net (decrease) increase in cash and cash equivalents                       (34)          70
Cash and cash equivalents at beginning of period                           160          107
                                                                       -------      -------

Cash and cash equivalents at end of period                             $   126      $   177
                                                                       =======      =======



Supplemental cash flow information is presented as follows:
     Interest payments                                                 $     1      $     6
     Income tax payments                                                     5            4
     Capitalized interest                                                   16            8
     Purchases of marketable securities                                  1,941        3,341
     Sales and maturities of marketable securities                       2,011        3,409






------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


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


NOTE (2) - LTV Steel entered into a new $250 million five-year credit facility ("Inventory Facility"), replacing the previous $150 million Letter of Credit Facility effective as of March 1, 1998. The Inventory Facility, secured by essentially all of the Company's inventory through a special purpose entity, permits borrowings of up to $250 million for working capital and general corporate purposes, $150 million of which may be used to issue letters of credit. Interest will accrue at the Company's option of either the Chase Manhattan Bank's base rate or 1% above LIBOR rates. At June 30, 1998, there were no outstanding borrowings against the Inventory Facility, and letters of credit totaling $69 million were outstanding under this facility. The borrower under the Inventory Facility is LTV Steel Products, L.L.C., a consolidated structured finance special purpose entity wholly owned by LTV Steel, which purchases and pledges essentially all of the inventory generated by LTV Steel. The creditors of LTV Steel Products, L.L.C. have a claim on the assets of that Company prior to those assets becoming available to other creditors of LTV or its affiliates.

NOTE (3) - At June 30, 1998, accumulated other comprehensive loss included in the balance sheet amounted to $3 million with no material changes since December 31, 1997. The accumulated other comprehensive loss at June 30, 1997 was $9 million, with no material changes since December 31, 1996.

NOTE (4) - VP Buildings has a $4 million, ten-year, 7.25% mortgage on its headquarters building located in Memphis, Tennessee, effective April 1, 1998, with principal and interest payments due monthly. Additionally, VP Buildings has a $20 million demand facility that expires in August 1998 and expects to extend the facility through the end of 1998.

NOTE (5) - The following is a summary of the financial information related to VP
Buildings:

Results of operations:              Three Months Ended   Six Months Ended
                                      June 30, 1998       June 30, 1998
                                    ------------------   -----------------

Net sales                                 $ 86                $158
Costs and expenses                          80                 150
                                          ----                ----
     Pretax income                        $  6                $  8
                                          ====                ====

Total assets                              $264                $264
Capital expenditures                         4                   7

NOTE (6) - The Company has a 50% interest, accounted for under the equity method, in an unconsolidated joint venture, Trico Steel Company, L.L.C. ("Trico Steel"), which began commercial operations in April 1997. Included in LTV's consolidated results are pretax losses of $10 million and $19 million for the three months and six months ended June 30, 1998, respectively, representing the Company's share of Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):

Results of operations:             Three Months Ended     Six Months Ended
                                         June 30              June 30
                                   ------------------     ----------------

                                     1998      1997       1998        1997
                                     ----      ----       ----        ----

         Net sales                  $  73      $  10      $ 153      $ 10
         Costs and expenses            93         34        191        34
                                    -----      -----      -----      ----
              Pretax loss           $ (20)     $ (24)     $ (38)     $(24)
                                    =====      =====      =====      ====

Financial Position                   June 30, 1998        December 31, 1997
                                     -------------        -----------------

         Current assets                $ 102                   $  76
         Noncurrent assets               528                     526
         Current liabilities             (42)                    (38)
         Noncurrent liabilities         (272)                   (273)
                                       -----                   -----
              Net assets               $ 316                   $ 291
                                       =====                   =====

NOTE (7) - LTV's wholly owned subsidiary, LTV Steel Company, Inc., has fully and unconditionally guaranteed the Company's obligation to pay principal, premium, if any, and interest with respect to the Senior Notes due September 2007. The following supplemental consolidating condensed financial statements of The LTV Corporation present: the balance sheets as of June 30, 1998 and December 31, 1997; statements of operations for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997; and statements of cash flows for the six months ended June 30, 1998 and 1997. The LTV Corporation (Parent), LTV Steel Company, Inc. (Guarantor) and the combined Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Consolidating Condensed Balance Sheet
(in millions)

                                                                             June 30, 1998
                                                  ------------------------------------------------------------------------
                                                                             Non-Guarantor
                                                   Parent       Guarantor     Subsidiaries    Eliminations    Consolidated
                                                   ------       ---------     ------------    ------------    ------------
Cash, cash equivalents and marketable
   securities                                     $  375         $   (28)        $   69         $     -        $   416
Receivables                                            4               -            457               -            461
Notes receivable/(payable)                             -           1,037         (1,037)              -              -
Inventories                                            -               -            833               -            833
Other current assets                                   2              11              5               -             18
                                                  ------         -------         ------         -------        -------
     Total current assets                            381           1,020            327               -          1,728

Intercompany, net                                    177             133           (310)              -              -
Investments and other noncurrent assets            1,489             226            469          (1,665)           519
Property, plant and equipment                          -           3,023            223               -          3,246
                                                  ------         -------         ------         -------        -------
       Total assets                               $2,047         $ 4,402         $  709         $(1,665)       $ 5,493
                                                  ======         =======         ======         ========       =======

Total current liabilities                         $   33         $   767         $  100         $     -        $   900
Long-term debt                                       298              60              4               -            362
Postemployment health care and other
   insurance benefits                                  -           1,434            116               -          1,550
Pension benefits                                       -             535             11               -            546
Other                                                 12             396             23               -            431
Shareholders' equity                               1,704           1,210            455          (1,665)         1,704
                                                  ------         -------         ------         --------       -------
       Total liabilities and shareholders'
            equity                                $2,047         $ 4,402         $  709         $(1,665)       $ 5,493
                                                  ======         =======         ======         ========       =======



                                                                             December 31, 1997
                                                  ------------------------------------------------------------------------
                                                                              Non-Guarantor
                                                   Parent      Guarantor      Subsidiaries   Eliminations    Consolidated
                                                   ------      ---------      ------------   ------------    ------------
Cash, cash equivalents and marketable
   securities                                     $  467         $   (15)        $   68         $     -        $   520
Receivables                                            4               -            466               -            470
Notes receivable/(payable)                             -             303           (303)              -              -
Inventories                                            -             859             43               -            902
Other current assets                                   4               7              1               -             12
                                                  ------         -------         ------         -------        -------
     Total current assets                            475           1,154            275               -          1,904
Intercompany, net                                     83             172           (255)              -              -
Investments and other noncurrent assets            1,470             186            432          (1,607)           481
Property, plant and equipment                          -           2,939            222               -          3,161
                                                  ------         -------         ------         -------        -------
       Total assets                               $2,028         $ 4,451         $  674         $(1,607)       $ 5,546
                                                  ======         =======         ======         =======        =======

Total current liabilities                         $   37         $   799         $  102         $     -        $   938
Long-term debt                                       298              57              -               -            355
Postemployment health care and other
   insurance benefits                                  -           1,458            112               -          1,570
Pension benefits                                       -             538             10               -            548
Other                                                 17             419             23               -            459
Shareholders' equity                               1,676           1,180            427          (1,607)         1,676
                                                  ------         -------         ------         -------        -------
       Total liabilities and shareholders'
            equity                                $2,028         $ 4,451         $  674         $(1,607)       $ 5,546
                                                  ======         =======         ======         =======        =======

Consolidating Condensed Statement of Income
(in millions)

                                                                     Three Months Ended June 30, 1998
                                                  ------------------------------------------------------------------------
                                                                              Non-Guarantor
                                                   Parent      Guarantor      Subsidiaries   Eliminations    Consolidated
                                                   ------      ---------      ------------   ------------    ------------
Sales                                             $    -         $   921         $1,249         $(1,077)       $ 1,093
Costs and expenses:
   Cost of products sold                               -             850          1,204          (1,077)           977
   Depreciation and amortization                       -              55              6               -             61
   Selling, general and administrative                 3              33             10               -             46
   Results of affiliates' operations                  (4)              3              9               1              9
   Net interest and other                             (5)            (20)            19               -             (6)
                                                  ------         -------         ------         -------        -------
     Total                                            (6)            921          1,248          (1,076)         1,087
                                                  ------         -------         ------         -------        -------
Income before income taxes                             6               -              1              (1)             6
Tax provision                                         (2)              -             (1)              1             (2)
                                                  ------         -------         ------         -------        -------
       Net income                                 $    4         $     -         $    -         $     -        $     4
                                                  ======         =======         ======         =======        =======



                                                                     Three Months Ended June 30, 1997
                                                  ------------------------------------------------------------------------
                                                                               Non-Guarantor
                                                   Parent       Guarantor      Subsidiaries   Eliminations    Consolidated
                                                   ------       ---------      ------------   ------------    ------------

Sales                                             $    -         $ 1,005         $  262         $  (175)       $ 1,092
Costs and expenses:
   Cost of products sold                               -             874            240            (175)           939
   Depreciation and amortization                       -              63              5               -             68
   Selling, general and administrative                 3              32              4               -             39
   Results of affiliates' operations                 (34)            (10)            12              44             12
   Net interest and other                            (14)              2              1               -            (11)
                                                  ------         -------         ------         -------        -------
     Total                                           (45)            961            262            (131)         1,047
                                                  ------         -------         ------         -------        -------
Income before income taxes                            45              44              -             (44)            45
Tax provision                                        (18)            (18)             -              18            (18)
                                                  ------         -------         ------         -------        -------
       Net income                                 $   27         $    26         $    -         $   (26)       $    27
                                                  ======         =======         ======         =======        =======

                                                                      Six Months Ended June 30, 1998
                                                                             Non-Guarantor
                                                   Parent      Guarantor     Subsidiaries   Eliminations    Consolidated
                                                   ------      ---------     ------------   ------------    ------------
Sales                                             $    -         $ 1,934         $1,850         $(1,564)       $ 2,220
Costs and expenses:
   Cost of products sold                               -           1,754          1,772          (1,564)         1,962
   Depreciation and amortization                       -             113             13               -            126
   Selling, general and administrative                 7              65             19               -             91
   Results of affiliates' operations                 (33)             (1)            18              34             18
   Net interest and other                            (12)            (28)            25               -            (15)
                                                  -------        --------        ------         -------        --------
     Total                                           (38)          1,903          1,847          (1,530)         2,182
                                                  -------        -------         ------         --------       -------
Income before income taxes                            38              31              3             (34)            38
Tax provision                                        (15)            (13)            (1)             14            (15)
                                                  -------        --------        -------        -------        --------
       Net income                                 $   23         $    18         $    2         $   (20)       $    23
                                                  ======         =======         ======         ========       =======

                                                                      Six Months Ended June 30, 1997
                                                  ------------------------------------------------------------------------
                                                                              Non-Guarantor
                                                   Parent       Guarantor     Subsidiaries   Eliminations    Consolidated
                                                   ------       ---------     ------------   ------------    ------------
Sales                                             $    -         $ 2,015         $  498         $  (349)       $ 2,164
Costs and expenses:
   Cost of products sold                               -           1,760            459            (349)         1,870
   Depreciation and amortization                       -             127              9               -            136
   Selling, general and administrative                 6              61              9               -             76
   Results of affiliates' operations                 (73)            (11)            11              84             11
   Net interest and other                            (23)              4              -               -            (19)
                                                  ------         -------         ------         -------        -------
     Total                                           (90)          1,941            488            (265)         2,074
                                                  ------         -------         ------         -------        -------
Income before income taxes                            90              74             10             (84)            90
Tax provision                                        (36)            (30)            (4)             34            (36)
                                                  ------         -------         ------         -------        -------
     Net income                                   $   54         $    44         $    6         $   (50)       $    54
                                                  ======         =======         ======         =======        =======


CONSOLIDATING CONDENSED CASH FLOWS STATEMENT
(in millions)


                                                                      Six Months Ended June 30, 1998
                                                  ------------------------------------------------------------------------
                                                                               Non-Guarantor
                                                   Parent       Guarantor      Subsidiaries   Eliminations    Consolidated
                                                   ------       ---------      ------------   ------------    ------------
Cash (used in) provided by operating activities   $  (85)        $   174         $   68         $     -        $   157
                                                  -------        -------         ------         -------        -------
Investing activities:
   Capital expenditures                                -            (185)           (26)              -           (211)
   Investment in steel-related businesses              -               -            (45)              -            (45)
   Net sales of marketable securities                 69               -              -               -             69
   Proceeds from dispositions of discontinued
       operations, businesses and properties           -               -              -               -              -
   Other                                               -               -              -               -              -
                                                  ------         -------         ------         -------        -------
     Net cash provided by (used in) investing
       activities                                     69            (185)           (71)              -            (187)
                                                  ------         -------         ------         -------        -------
Financing activities:
   Borrowings                                          -               -              4               -              4
   Pension funding to restored plans                   -               -              -               -              -
   Dividends paid and other                           (7)             (1)             -               -             (8)
                                                  -------        -------         ------         -------        --------
     Net cash (used in) provided by
       financing activities                           (7)             (1)             4               -             (4)
                                                  -------        -------         ------         -------        -------
Net increase (decrease) in cash and cash
       equivalents                                   (23)            (12)            1                -            (34)
Cash and cash equivalents at beginning of year       108             (16)            68               -            160
                                                  ------         --------        ------         -------        -------
Cash and cash equivalents at end of year          $   85         $   (28)        $   69         $     -        $   126
                                                  ======         ========        ======         =======        =======

                                                                      Six Months Ended June 30, 1997
                                                  ------------------------------------------------------------------------
                                                                               Non-Guarantor
                                                  Parent       Guarantor       Subsidiaries   Eliminations    Consolidated
                                                  ------       ---------       ------------   ------------    ------------
Cash provided by operating activities             $   26         $   110         $   49         $     -        $   185
                                                  ------         -------         ------         -------        -------
Investing activities:
   Capital expenditures                                -            (131)             -               -           (131)
   Investment in steel-related businesses              -               -            (38)              -            (38)
   Net sales of marketable securities                 68               -              -               -             68
   Other                                               5               -             16               -             21
                                                  ------         -------         ------         -------        -------
     Net cash provided by (used in)
       investing activities                           73            (131)          (22)              -             (80)
                                                  ------         -------         ------         -------        -------
Financing activities:
   Pension funding to restored plans                   -               -              -               -              -
   Dividends paid and other                           (7)             (1)             -               -             (8)
   Shares repurchased                                (27)              -              -               -            (27)
                                                  ------         -------         ------         -------        -------
     Net cash provided by (used in)
       financing activities                          (34)             (1)             -               -           (35)
                                                  ------         -------         ------         -------        -------
Net increase (decrease) in cash and cash
       equivalents                                    65             (22)            27              -              70
Cash and cash equivalents at beginning of period      62             (15)            60              -             107
                                                  ------         -------         ------         -------        -------
Cash and cash equivalents at end of period        $  127         $   (37)        $   87         $    -         $   177
                                                  ======         =======         ======         =======        =======

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS 1998 AND 1997

Sales
-----

         Sales of $1,093 million in the second quarter of 1998 were equal to the second quarter of 1997. Second quarter 1998 steel shipments of 1.9 million tons decreased by 120,000 tons (6%) from the second quarter 1997. Sales in the second quarter of 1998 include $86 million of VP Buildings sales which was acquired on July 2, 1997, partially offset by lower average steel selling prices of 2% and lower shipments.

         Sales of $2,220 million in the first six months of 1998 increased by $56 million (3%) from the first six months of 1997. Steel shipments in the first six months of 1998 of 4.0 million tons decreased by 105,000 tons (3%) from the first six months of 1997. The overall sales increase in the first six months of 1998 resulted from the VP Buildings sales of $158 million, partially offset by lower average steel selling prices of 2% and lower shipments.

Production and Costs
--------------------

         Raw steel production was lower by 482,000 tons in both the second quarter and first half of 1998 from the comparable prior year periods in 1997. Raw steel production was 1.8 million tons and 4.0 million tons in the three months and six months ended June 30, 1998, respectively. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the second quarter of 1998 was 83% compared with 108% in 1997 due to the scheduled reline of the H-4 blast furnace at the Company's Indiana Harbor Works and an increase in the AISI defined rated capacity of LTV steelmaking facilities in 1998. The same factors reduced the average operating rate in the first six months of 1998 to 94% compared with 108% in 1997. LTV also rerated its AISI capacity in 1998 which resulted in a 2.3% increase in its capacity rating.

         Cost of products sold as a percentage of sales increased 3% in the second quarter of 1998 and 2% in the first six months of 1998 compared to the comparable 1997 periods. The increase in the percentage is primarily due to the recently completed blast furnace reline, partially offset by lower steel production costs and lower average selling prices in the 1998 periods.

Results of Affiliates' Operations
---------------------------------

         Results of affiliates' operations consist principally of LTV's share of operating losses from its 50% interest in Trico Steel Company, L.L.C. ("Trico"), which commenced commercial operations in the second quarter of 1997. Trico continues to incur expenses in excess of revenues.

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

         During the first six months of 1998, cash provided by operating activities amounted to $157 million. Major uses of cash during the first six months of 1998 included capital expenditures of $211 million and $45 million invested in steel-related businesses. Since December 31, 1997, total cash, cash equivalents and marketable securities have decreased by $104 million to $416 million at June 30, 1998.

         LTV's wholly owned subsidiary, LTV Steel Company, Inc. entered into a new $250 million five-year credit facility ("Inventory Facility") replacing the previous $150 million Letter of Credit Facility effective as of March 1, 1998. The new Inventory Facility, secured by essentially all of the LTV Steel's inventory through a special purpose entity, permits borrowings of up to $250 million for working capital and general corporate purposes, $150 million of which may be used to issue letters of credit. Interest will accrue at the Company's option of either the Chase Manhattan Bank's base rate or 1% above LIBOR rates. At June 30, 1998, there were no outstanding borrowings against the Inventory Facility, and letters of credit totaling $69 million were outstanding under this facility.

         The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At June 30, 1998, $282 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $36 million under this facility.

         The Company's wholly owned subsidiary, VP Buildings, has a Secured Demand Facility that expires August 1998 and is secured by the accounts receivable of VP Buildings. The facility permits borrowings of up to $20 million for working capital and general corporate purposes and for letters of credit. At June 30, 1998, $20 million was permitted to be borrowed, with no borrowings outstanding under this facility.

         The Company's Senior Notes, long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payment of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive debt covenant, approximately $107 million of retained earnings are available for common stock dividend payments at June 30, 1998. Substantially all of the Company's receivables and inventories are pledged as collateral under these credit agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on its financial flexibility.

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

         LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with minimills, which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some minimill producers to enter certain sectors of the flat rolled market that have traditionally been supplied by integrated producers. Industry experts estimate that current domestic raw steel production capacity will increase as new minimills complete their start-up operations and add steelmaking capacity to fully utilize rolling capacity.

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

         On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997. Year to date spending charged against the reserve totaled $11 million.


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

         The Company spent $7 million during the first six months of 1998 for environmental clean-up and related matters at operating and idled facilities, and at June 30, 1998, has a recorded liability of $150 million for known and identifiable environmental and related matters, including costs related to the closure and demolition of the Pittsburgh coke plant. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $9 million in the first six months of 1998 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $30 million annually in capital expenditures during the next five years to meet environmental standards.

         As is the case with most other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000. The Company is currently engaged in a comprehensive project to replace some of its business systems in its information technology, manufacturing and facilities systems to programs that will be Year 2000 compliant. Replacement systems are scheduled for implementation throughout 1998 with the final implementation during the second quarter of 1999. In addition, the Company is changing its remaining systems to be Year 2000 compliant. The Company believes it has identified the changes required in its remaining systems and is in the process of making the conversion; the Company anticipates completion and conversion by year end 1998 and final testing during early 1999. LTV is also reviewing with its major suppliers and customers their efforts to become Year 2000 compliant. Failure by the Company and/or vendors working on the Company's project, and/or LTV's major suppliers and customers to complete Year 2000 compliance work in a timely manner, could have a material adverse effect on the Company's operations. LTV expects to spend $55 million to be compliant in early 1999 with $8 million previously expended in 1997 and $44 million expected in 1998.


OUTLOOK

         The Company believes that demand for its products will remain strong in the second half of the year. LTV completed its planned reline on a blast furnace at the Indiana Harbor Works that will permit the Company's steelmaking capacity and production costs to return to normal levels in the third quarter. Flat rolled imports reached their highest level ever in May 1998. The increased levels of imports of steel products into the U.S are expected to cause reductions in steel prices which will negatively affect the domestic steel industry including LTV. In addition, lack of a prompt settlement of the GM strike will negatively impact the results of the Company.

         This earnings release includes forward-looking statements. Our use of the words "outlook," "anticipates," "believes," "estimate," "expect" and similar words are intended to identify these statements as forward looking. These statements represent our current judgment on what the future holds. While we believe them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity or the level of importing resulting from currency fluctuations or devaluation; changes in raw material costs; increased operating costs, continuation of loss of business from GM or other major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in implementing information technology, including Year 2000 compliant systems.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

     In May 1998, LTV Steel received a Notice of Violation from the Indiana Department of Environmental Management ("IDEM") alleging that LTV Steel exceeded applicable opacity standards at the H-3 blast furnace at its Indiana Harbor Works on certain days in May, June and November 1997. IDEM has indicated it is seeking civil penalties of $25,000 for each day of violation of the applicable standards and the installation of additional pollution control equipment at the H-3 casthouse. LTV Steel and IDEM are engaged in discussions in an effort to settle the Notice of Violation.

     In June 1998, a purported class action was filed against LTV Steel in the Illinois Circuit Court (Tenth Judicial Circuit) by two retirees and a dependent of one of the retirees on behalf of all other similarly situated LTV Steel retirees and qualified dependents. In July 1998, this action was removed to the U.S. District Court for the Central District of Illinois. The complaint charges that LTV Steel was required but failed to give notice to plaintiffs of their rights to continue coverage under LTV Steel's existing group medical insurance plan as required by the Employee Retirement Income Security Act of 1974 and Internal Revenue Code and failed to provide such benefit coverage. Plaintiffs seek to recover the medical plan benefits, retroactive correction of the failure to give notice and civil penalties of up to $100 a day per person from the date that LTV Steel failed to provide notice to plaintiffs. The purported class, as defined by the plaintiffs, is estimated to total approximately 2,200 retirees.

     In July 1998, LTV Steel received a copy of a draft complaint from the U.S. Department of Justice representing the U.S. EPA. The draft complaint, which has not been filed in court, charges that LTV Steel allegedly (i) violated applicable opacity and SO2 emission standards at the blast furnace and basic oxygen furnace operations at the Cleveland Works and (ii) discharged pollutants into the Cuyahoga River at its Cleveland Works and otherwise violated the terms of its NPDES permit at the Cleveland Works during various periods over a several year period. The draft complaint also charges that LTV Steel discharged pollutants into the Mahoning River in violation of the terms of its NPDES permit at its Warren coke plant. The draft complaint also charges violations of applicable regulations relating to hazardous waste materials at both the Cleveland Works and Chicago coke plant. The draft complaint seeks to enjoin LTV Steel from further violations of the Clean Air Act and Clean Water Act and civil penalties of up to $25,000 or $27,500 per violation, depending on the date of the violation, for each day of violation of the applicable standards and permits. LTV Steel, the U.S. EPA and the Justice Department are discussing the possibilities of settling the claims.


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

REQUIRED APPROVAL FOR CERTAIN PURCHASES OF
COMMON STOCK

     For the purpose of preserving LTV's ability to utilize certain favorable tax attributes, Article Ninth of LTV's Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of Common Stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above. A person's ownership interest percentage for purposes of Article Ninth is determined by reference to specified federal income tax principles, including attribution of shares from certain related parties, deemed exercise of rights to acquire stock and aggregation of shares purchased by persons acting in concert. PURCHASES OF COMMON STOCK FROM ANY PERSON OTHER THAN THE COMPANY ARE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH, AND ANY UNAPPROVED PURCHASE IN EXCESS OF THE AMOUNTS PERMITTED BY ARTICLE NINTH WILL BE VOID AB INITIO. A PROSPECTIVE PURCHASER OF COMMON STOCK WHO BELIEVES THAT IT MAY BE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH SHOULD CONSULT WITH THEIR ADVISORS OR LTV IN ADVANCE OF ACQUIRING SUCH SECURITIES TO DETERMINE IF ADVANCE APPROVAL MUST BE OBTAINED FROM LTV'S BOARD OF DIRECTORS.

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

(10)-(20)   -  Settlement Agreement and Stipulated Order on behalf of the United
               States of America on behalf of the United States Environmental Protection Agency approved by the United States Bankruptcy Court Southern District of New York (the "Court") on April 15, 1993 and supplemented by Exhibit 10.38 below (incorporated herein by reference to Exhibit 10.38 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(21)   -  Second Settlement Agreement and Stipulated Order supplementing
               10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit 10.39 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(22)   -  Settlement Agreement and Stipulated Order on behalf of the State
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

(10)-(26)   -  Settlement Agreement and Stipulated Order on behalf of the
               Commonwealth of Pennsylvania and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.44 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(27)   -  Settlement Agreement and Stipulated Order on behalf of the State
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

(10)-(29)   -  Closing Agreement Between LTV, its subsidiaries and the
               Commissioner of Internal Revenue as filed with the United States Bankruptcy Court for the Southern District of New York on May 14, 1993 (incorporated herein by reference to Exhibit 10.47 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(30)   -  The LTV Corporation Non-Employee Directors Stock Option Plan
               adopted on October 22, 1993 (incorporated herein by reference to Exhibit 10.49 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(31)   -  Amendment to LTV Executive Benefit Plan adopted October 22, 1993
               (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(32)   -  LTV Executive Benefit Trust Agreement approved on October 22,
               1993 (incorporated herein by reference to Exhibit 10.51 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(33)   -  The LTV Corporation Supplemental Management Retirement Plan
               adopted on October 22, 1993 (incorporated herein by reference to Exhibit 10.52 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(34)   -  The LTV Corporation Supplemental Management Retirement Trust
               Agreement approved on October 22, 1993 (incorporated herein by reference to Exhibit 10.53 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

(10)-(35)   -  The LTV Corporation Management Incentive Program as amended on
               January 28, 1994 (incorporated by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for the year ended December 31,
               1993)

(10)-(36)   -  Amendment to The LTV Corporation Supplemental Management
               Retirement Plan adopted on January 28, 1994 (incorporated by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1993)

(10)-(37)   -  Amendment to LTV Executive Benefit Plan adopted October 28, 1994
               (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(38)  -   Amendment to The LTV Corporation Management Incentive Program
               adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(49) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(39)  -   Amendment to The LTV Corporation Supplemental Management
               Retirement Plan adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(40)  -   Amendment No. 5 to the Settlement Agreement dated as of June 28,
               1993 by and among the PBGC, LTV, the Initial LTV Group and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit (10)-(55) to LTV's Report on Form 10-K for the year ended December 31, 1994)

(10)-(41)  -   The Hourly Employee Stock Payment Alternative Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration
               Statement on Form S-8 [Registration No. 33-56861])

(10)-(42)  -   Amendment No. 1 to the Receivables Purchase and Sale Agreement
               dated as of October 12, 1994 among LTV, LTV Steel Company, Inc.,
               Continental Emsco Company, LTV Steel Tubular Products Company,
               Georgia Tubing Corporation and LTV Sales Finance Company
               (incorporated herein by reference to Exhibit (10)-(57) to LTV's
               Report on Form 10-Q for the quarter ended September 30, 1995)

(10)-(43)  -   Amendments Nos. 6 and 7 to the Settlement Agreement dated as of
               June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group
               (as defined in the Settlement Agreement) and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit (10)-(58) to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

(10)-(44)  -   Amendment No. 8 to the Settlement Agreement dated as of June 28,
               1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit
               (10)-(59) to LTV's Report on Form 10-K for the year ended
               December 31, 1995)

(10)-(45)  -   The LTV Corporation Amended and Restated Non-Employee Directors'
               Equity Compensation Plan adopted on November 22, 1996
               (incorporated herein by reference to Exhibit (10)-(58) to LTV's
               Report on Form 10-K for the year ended December 31, 1996)

(10)-(46)  -   The LTV Corporation Amended and Restated Non-Employee Directors'
               Deferred Compensation Plan adopted on November 22, 1996
               (incorporated herein by reference to Exhibit (10)-(59) to LTV's
               Report on Form 10-K for the year ended December 31, 1996)

(10)-(47)  -   The LTV Corporation Amended and Restated Executive Deferred
               Compensation Plan adopted on October 25, 1996 (incorporated herein by reference to Exhibit (10)-(60) to LTV's Report on Form
               10-K for the year ended December 31, 1996)

(10)-(48)  -   Amendment No. 9 to the Settlement Agreement dated as of June 28,
               1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit
               (10)-(61) to LTV's Report on Form 10-K for the year ended
               December 31, 1996)

(10)-(49)  -   Indenture between LTV and The Chase Manhattan Bank, as Trustee,
               (incorporated by reference to Exhibit 4.1 to LTV's Registration
               Statement on Form S-4 [Registration No. 333-40425])

(10)-(50)  -   Amendment No. 10 to the Settlement Agreement dated as of June 28,
               1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated herein by reference to Exhibit
               (10)-(62) to LTV's Report on Form 10-Q for the quarter ended
               March 31, 1997)

(10)-(51)  -   The LTV Change in Control and Severance Pay Plan I (filed as
               Exhibit 10.1 to Amendment No. 1 to LTV's Registration Statement on Form S-4 [Registration No. 333-40425])

(10)-(52)  -   Note Purchase and Letter of Credit Agreement dated as of February
               26, 1998 among LTV Steel Company, Inc., various financial institutions (as defined therein), Chase Securities, Inc., as placement agent, The Chase Manhattan Bank, as administrative agent and The Chase Manhattan Bank, as collateral agent
               (incorporated by reference to Exhibit (10)-(52) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

(10)-(53)  -   Guaranty made as of February 26, 1998 by LTV Steel Products, LLC given in connection with the Note Purchase and Letter of Credit
               Agreement dated as of February 26, 1998 among LTV Steel Company,
               Inc., various financial institutions (as defined therein), Chase
               Securities, Inc., as placement agent, The Chase Manhattan Bank, as administrative agent and The Chase Manhattan Bank, as collateral agent (incorporated by reference to Exhibit (10)-(53)
               to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

(10)-(54)  -   Contribution and Sale Agreement dated as of February 26, 1998 among LTV Steel Products, LLC, as purchaser, LTV Steel Company,
               Inc., as servicer, and LTV Steel Company, Inc. and Georgia Tubing
               Corporation, as initial sellers (incorporated by reference to Exhibit (10)-(54) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

(10)-(55)  -   Inventory Processing and Servicing Agreement dated as of February
               26, 1998 by and among LTV Steel Products, LLC, LTV Steel Company,
               Inc., as processor and servicer, and The Chase Manhattan Bank, as collateral agent (incorporated by reference to Exhibit (10)-(55)
               to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

(10)-(56)  -   Trust Agreement dated as of February 26, 1998 among LTV Steel
               Products, LLC, as issuer, and The Chase Manhattan Bank as collateral agent (incorporated by reference to Exhibit (10)-(56)
               to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

(10)-(57)  -   Amendment No. 2 dated as of March 1, 1998 to the Receivables
               Purchase and Sale Agreement dated as of October 12, 1994 among
               LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV
               Steel Tubular Products Company, Georgia Tubing Corporation and
               LTV Sales Finance Company and Amendment No. 1, dated as of March
               1, 1998 to Revolving Credit Agreement dated as of October 12,
               1994 among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent (incorporated by reference to Exhibit
               (10)-(57) to LTV's Report on Form 10-Q for the quarter ended June
               30, 1998)

(10)-(58)  -   Amendment No. 11 to the Settlement Agreement dated as of June 28,
               1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated by reference to Exhibit
               (10)-(58) to LTV's Report on Form 10-Q for the quarter ended June
               30, 1998)

(11)       -   Statement re Computation of Per Share Earnings (filed herewith)

(27)       -   Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

     No report on Form 8-K was filed by the registrant for the relevant period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                THE LTV CORPORATION
                                          ------------------------------------
                                                     (Registrant)




                                           By      /s/ ARTHUR W. HUGE
                                             ---------------------------------
                                                       Arthur W. Huge
                                                  Executive Vice President
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)






Date: July 29, 1998
     ------------------