Form 10-Q
period 1998-09-30
LTV CORP
filed 1998-10-27
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1998                 Commission File No. 1-4368




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

                                                     Yes __x__        No _____



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               99,836,227 shares of common stock
                                                      (as of September 30, 1998)

                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS
                                  THE LTV CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
                        (in millions, except per share data)
                                    (Unaudited)


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                          ------------------------           ------------------------
                                                            1998           1997                1998           1997
                                                          --------       ---------           --------       ---------
SALES                                                     $  1,064       $   1,135           $  3,284       $   3,299

Costs and expenses:
     Cost of products sold                                     927             958              2,889           2,828
     Depreciation and amortization                              67              62                193             198
     Selling, general and administrative                        45              43                136             120
     Results of affiliates' operations                          14              15                 32              26
     Net interest and other income                              (4)             (7)               (19)            (27)
     Special charge                                              -             150                  -             150
                                                          --------       ---------           --------       ---------
         Total                                               1,049           1,221              3,231           3,295
                                                          --------       ---------           --------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                               15             (86)                53               4

Income tax provision (credit):
     Taxes payable                                               2              (3)                 4               1
     Taxes not payable in cash                                   2             (31)                15               1
                                                          --------       ---------           --------       ---------
         Total                                                   4             (34)                19               2
                                                          --------       ---------           --------       ---------

Income (loss) before extraordinary loss                         11             (52)                34               2

Extraordinary loss on early extinguishment of
     debt (net of income taxes of $3)                            -              (4)                 -              (4)
                                                          --------       ---------           --------       ---------
NET INCOME (LOSS)                                         $     11       $     (56)          $     34       $      (2)
                                                          ========       =========           ========       =========


Earnings (loss) per share:
     Basic                                                $   0.11       $   (0.50)          $   0.33       $    0.01
     Extraordinary loss                                          -           (0.04)                 -           (0.04)
                                                          --------       ---------           --------       ---------
         Total                                            $   0.11       $   (0.54)          $   0.33       $   (0.03)
                                                          ========       =========           ========       =========

     Dilutive                                             $   0.11       $   (0.50)          $   0.33       $    0.01
     Extraordinary loss                                          -           (0.04)                 -           (0.04)
                                                          --------       ---------           --------       ---------
         Total                                            $   0.11       $   (0.54)          $   0.33       $   (0.03)
                                                          ========       =========           ========       =========

Cash dividends per common share                           $   0.03       $    0.03           $   0.09       $    0.09
                                                          ========       =========           ========       =========


------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                            CONSOLIDATED BALANCE SHEET
                       (in millions, except per share data)


                                                                                      September 30,      December 31,
                                                                                          1998               1997
                                                                                      -------------      ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                        $        91         $       160
     Marketable securities                                                                    258                 360
                                                                                      -----------         -----------
              Total cash and marketable securities                                            349                 520
     Receivables, less allowance for doubtful accounts                                        477                 470
     Inventories:
         Products                                                                             586                 656
         Materials, purchased parts and supplies                                              269                 246
                                                                                      -----------         -----------
              Total inventories                                                               855                 902
     Prepaid expenses, deposits and other                                                      17                  12
                                                                                      -----------         -----------
              Total current assets                                                          1,698               1,904
                                                                                      -----------         -----------
INVESTMENTS IN AFFILIATES                                                                     324                 312
OTHER NONCURRENT ASSETS                                                                       189                 169
PROPERTY, PLANT AND EQUIPMENT                                                               4,314               4,096
     Allowance for depreciation                                                            (1,056)               (935)
                                                                                      ------------        -----------
              Total property, plant and equipment                                           3,258               3,161
                                                                                      -----------         -----------
                                                                                      $     5,469         $     5,546
                                                                                      ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                 $       348         $       354
     Accrued employee compensation and benefits                                               337                 365
     Other accrued liabilities                                                                201                 219
                                                                                      -----------         -----------
              Total current liabilities                                                       886                 938
                                                                                      -----------         -----------
NONCURRENT LIABILITIES
     Long-term debt                                                                           363                 355
     Postemployment health care and other insurance benefits                                1,539               1,570
     Pension benefits                                                                         543                 548
     Other                                                                                    422                 459
                                                                                      -----------         -----------
              Total noncurrent liabilities                                                  2,867               2,932
                                                                                      -----------         -----------
SHAREHOLDERS' EQUITY
     Convertible preferred stock (aggregate liquidation value $50.0)                            1                   1
     Common stock (par value $0.50 per share)                                                  53                  53
     Additional paid-in capital                                                             1,046               1,032
     Retained earnings                                                                        686                 661
     Treasury stock (5 million shares at cost)                                                (68)                (68)
     Accumulated other comprehensive loss and other                                            (2)                 (3)
                                                                                      ------------        -----------
              Total shareholders' equity                                                    1,716               1,676
                                                                                      -----------         -----------
                                                                                      $     5,469         $     5,546
                                                                                      ===========         ===========


------------
See notes to consolidated financial statements.

                             THE LTV CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in millions)
                                 (Unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                      -------------------------------
                                                                                          1998               1997
                                                                                      -----------         -----------
OPERATING ACTIVITIES
     Net income (loss)                                                                $        34         $        (2)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Extraordinary loss                                                                     -                   4
         Special charge                                                                         -                 150
         Noncash losses of affiliates                                                          32                  26
         Depreciation and amortization                                                        193                 198
         Income tax provision not payable in cash                                              15                   1
         Defined benefit pension expense                                                        3                  21
         Postemployment benefit payments more than related expense                            (21)                (22)
         Changes in assets, liabilities and other                                             (70)               (118)
                                                                                      -----------         -----------
              Net cash provided by operating activities                                       186                 258
                                                                                      -----------         -----------

INVESTING ACTIVITIES
     Capital expenditures                                                                    (290)               (215)
     VP Buildings acquisition                                                                   -                (188)
     Investment in steel-related businesses                                                   (57)                (69)
     Net sales of marketable securities                                                       102                 165
     Other                                                                                     (1)                 15
                                                                                      -----------         -----------
              Net cash used in investing activities                                          (246)               (292)
                                                                                      -----------         -----------

FINANCING ACTIVITIES
     Borrowings                                                                                 3                 290
     Dividends paid and other                                                                 (10)                (11)
     Pension funding                                                                           (2)                (60)
     Share repurchases                                                                          -                 (35)
                                                                                      -----------         -----------
              Net cash (used in) provided by financing activities                              (9)                184
                                                                                      -----------         -----------

Net (decrease) increase in cash and cash equivalents                                          (69)                150
Cash and cash equivalents at beginning of period                                              160                 107
                                                                                      -----------         -----------

Cash and cash equivalents at end of period                                            $        91         $       257
                                                                                      ===========         ===========



Supplemental cash flow information is presented as follows:
     Interest payments                                                                $         2         $         6
     Income tax payments                                                                        6                   5
     Capitalized interest                                                                      24                  12
     Purchases of marketable securities                                                     2,208               5,591
     Sales and maturities of marketable securities                                          2,312               5,757


------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


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


NOTE (2) - LTV Steel Company, Inc. effective as of March 1, 1998, entered into a $250 million five-year credit facility ("Inventory Facility"), replacing the existing $150 million Letter of Credit Facility. The Inventory Facility, secured by essentially all of LTV Steel's inventory through a special purpose entity, permits borrowings of up to $250 million for working capital and general corporate purposes, $150 million of which may be used to issue letters of credit. Interest will accrue at the Company's option of either the lender bank's base rate or 1% above LIBOR rates. At September 30, 1998, there were no outstanding borrowings against the Inventory Facility; and letters of credit totaling $68 million were outstanding under this facility. The borrower under the Inventory Facility is LTV Steel Products, L.L.C., a consolidated structured finance special purpose entity wholly owned by LTV Steel, which purchases and pledges essentially all of the inventory produced by LTV Steel. The creditors of LTV Steel Products, L.L.C., have a claim on the assets of that Company prior to those assets becoming available to other creditors of LTV or its affiliates.


NOTE (3) - At September 30, 1998, accumulated other comprehensive loss included in the balance sheet amounted to $1 million with no material changes since December 31, 1997. The accumulated other comprehensive loss at September 30, 1997 was $9 million, with no material changes since December 31, 1996.


NOTE (4) - VP Buildings has secured a $4 million, ten-year, 7.25% mortgage on its headquarters building located in Memphis, Tennessee, effective April 1, 1998, with principal and interest payments due monthly. Additionally, VP Buildings has a $20 million demand facility that expires on December 31, 1998. At September 30, 1998, there were no borrowings outstanding under this facility.

NOTE (5) - The following is a summary of the financial information related to VP Buildings, which was acquired on July 2, 1997, for the nine months ended 1998 and 1997 (in millions):

Results of operations                               1998                 1997
                                                    ----                 ----

         Net sales                                $    258             $    85
         Costs and expenses                            242                  77
                                                  --------             -------
              Pretax income                       $     16             $     8
                                                  ========             =======
         Total assets                             $    269                 248
         Capital expenditures                           10                   1


NOTE (6) - The Company has a 50% interest, accounted for under the equity method, in an unconsolidated joint venture, Trico Steel Company, L.L.C., ("Trico Steel"), which began commercial operations in April 1997. Included in LTV's consolidated results is a pretax loss of $33 million representing the Company's share of Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):

Results of operations                               1998                 1997
                                                    ----                 ----

         Net sales                                $    214             $    43
         Costs and expenses                            280                  98
                                                  --------             -------
              Pretax loss                         $    (66)            $   (55)
                                                  ========             =======

Financial Position                              Sept. 30, 1998     Dec. 31, 1997
                                                --------------     -------------

         Current assets                           $     67             $   76
         Noncurrent assets                             532                526
         Current liabilities                           (30)               (38)
         Noncurrent liabilities                       (273)              (273)
                                                  --------             ------
              Net assets                          $    296             $  291
                                                  ========             ======


NOTE (7) - LTV's wholly owned subsidiary, LTV Steel Company, Inc., has fully and unconditionally guaranteed the Company's obligation to pay principal, premium, if any, and interest with respect to the Senior Notes due September 2007. The following supplemental consolidating condensed financial statements of The LTV Corporation present: the balance sheets as of September 30, 1998 and December 31, 1997; statements of operations for the three months and nine months ended September 30, 1998 and 1997; and statements of cash flows for the nine months ended September 30, 1998 and 1997. The LTV Corporation (Parent), LTV Steel Company, Inc. (Guarantor) and the combined Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Consolidating Condensed Balance Sheet
(in millions)


                                                                                 September 30, 1998
                                                           ---------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                           Parent     Guarantor    Subsidiaries     Eliminations    Consolidated
                                                           -------    ---------    ------------     ------------    ------------
Cash, cash equivalents and marketable securities           $   320    $   (25)       $    54          $     -         $   349
Receivables                                                      3          -            474                -             477
Notes receivable/(payable)                                       -      1,005         (1,005)               -               -
Inventories                                                      -          -            855                -             855
Other current assets                                             3         10              4                -              17
                                                           -------    -------        -------          -------         -------
     Total current assets                                      326        990            382                -           1,698
Intercompany, net                                              226        133           (359)               -               -
Investments and other noncurrent assets                      1,500        229            456           (1,672)            513
Property, plant and equipment                                    -      3,035            223                -           3,258
                                                           -------    -------        -------          -------         -------
       Total assets                                        $ 2,052    $ 4,387        $   702          $(1,672)        $ 5,469
                                                           =======    =======        =======          =======         =======

Total current liabilities                                  $    26    $   759        $   101          $     -         $   886
Long-term debt                                                 298         61              4                -             363
Postemployment health care and other insurance benefits          -      1,421            118                -           1,539
Pension benefits                                                 -        534              9                -             543
Other                                                           12        387             23                -             422
Shareholders' equity                                         1,716      1,225            447           (1,672)          1,716
                                                            ------    -------        -------          -------         -------
       Total liabilities and shareholders' equity          $ 2,052    $ 4,387        $   702          $(1,672)        $ 5,469
                                                           =======    =======        =======          =======         =======

                                                                                    December 31, 1997
                                                           ---------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                           Parent     Guarantor    Subsidiaries     Eliminations    Consolidated
                                                           -------    ---------    -------------    ------------    ------------
Cash, cash equivalents and marketable securities           $   467    $   (15)       $     68         $     -         $   520
Receivables                                                      4          -             466               -             470
Notes receivable/(payable)                                       -        303            (303)              -               -
Inventories                                                      -        859              43               -             902
Other current assets                                             4          7               1               -              12
                                                            ------    -------        --------         -------         -------
     Total current assets                                      475      1,154             275               -           1,904
Intercompany, net                                               83        172            (255)              -               -
Investments and other noncurrent assets                      1,470        186             432          (1,607)            481
Property, plant and equipment                                    -      2,939             222               -           3,161
                                                            ------    -------        --------         -------         -------
       Total assets                                        $ 2,028    $ 4,451        $    674         $(1,607)        $ 5,546
                                                            ======    =======        ========         =======         =======

Total current liabilities                                  $    37    $   799        $    102         $     -         $   938
Long-term debt                                                 298         57               -               -             355
Postemployment health care and other insurance benefits          -      1,458             112               -           1,570
Pension benefits                                                 -        538              10               -             548
Other                                                           17        419              23               -             459
Shareholders' equity                                         1,676      1,180             427          (1,607)          1,676
                                                           -------    -------        --------         -------         -------
       Total liabilities and shareholders' equity          $ 2,028    $ 4,451        $    674         $(1,607)        $ 5,546
                                                           =======    =======        ========         =======         =======

Consolidating Condensed Statement of Operations
(in millions)


                                                                      Three Months Ended September 30, 1998
                                                           ---------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                           Parent     Guarantor    Subsidiaries     Eliminations    Consolidated
                                                           -------    ---------    -------------    ------------    ------------
Net sales                                                  $     -    $   921        $  1,210         $(1,067)        $ 1,064
Costs and expenses:
   Cost of products sold                                         -        833           1,161          (1,067)            927
   Depreciation and amortization                                 -         59               8               -              67
   Selling, general and administrative                           2         33              10               -              45
   Results of affiliates' operations                           (13)         -              14              13              14
   Net interest and other income                                (4)       (18)             18               -              (4)
                                                           -------    -------        --------         -------         -------
     Total                                                     (15)       907           1,211          (1,054)          1,049
                                                           -------    -------        --------         -------         -------
Income (loss) before income taxes                               15         14              (1)            (13)             15
Income tax provision                                             4          3               -              (3)              4
                                                           -------    -------        --------         -------         -------
       Net income (loss)                                   $    11    $    11        $     (1)        $   (10)        $    11
                                                           =======    =======        ========         =======         =======


                                                                      Three Months Ended September 30, 1997
                                                           ---------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                           Parent     Guarantor    Subsidiaries     Eliminations    Consolidated
                                                           -------    ---------    -------------    ------------    ------------
Net sales                                                  $     -    $   975        $    336         $  (176)        $ 1,135
Costs and expenses:
   Cost of products sold                                         -        843             291            (176)            958
   Depreciation and amortization                                 -         56               6               -              62
   Selling, general and administrative                           3         30              10               -              43
   Results of affiliates' operations                            87         (9)             15             (78)             15
   Net interest and other income                                (4)         1              (4)              -              (7)
   Special charge                                                -        150               -               -             150
                                                           -------    -------        --------         -------         -------
     Total                                                      86      1,071             318            (254)          1,221
                                                           -------    -------        --------         -------         -------
Income (loss) before income taxes                              (86)       (96)             18              78             (86)
Income tax provision (credit)                                  (34)       (39)              7              32             (34)
                                                           -------    -------        --------         -------         -------
Income (loss) before extraordinary loss                        (52)       (57)             11              46             (52)
Extraordinary loss                                              (4)         -               -               -              (4)
                                                           -------    -------        --------         -------         -------
       Net income (loss)                                   $   (56)   $   (57)       $     11         $    46         $   (56)
                                                           =======    =======        ========         =======         =======


                                                                        Nine Months Ended September 30, 1998
                                                           ---------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                           Parent     Guarantor    Subsidiaries     Eliminations    Consolidated
                                                           -------    ---------    -------------    ------------    ------------
Net sales                                                  $     -    $ 2,855        $  3,060         $(2,631)        $ 3,284
Costs and expenses:
   Cost of products sold                                         -      2,587           2,933          (2,631)          2,889
   Depreciation and amortization                                 -        172              21               -             193
   Selling, general and administrative                           9         98              29               -             136
   Results of affiliates' operations                           (46)        (1)             32              47              32
   Net interest and other income                               (16)       (46)             43               -             (19)
                                                           -------    -------        --------         -------         -------
     Total                                                     (53)     2,810           3,058          (2,584)          3,231
                                                           -------    -------        --------         -------         -------
Income before income taxes                                      53         45               2             (47)             53
Income tax provision                                            19         16               1             (17)             19
                                                           -------    -------        --------         -------         -------
       Net income                                          $    34    $    29        $      1         $   (30)        $    34
                                                           =======    =======        ========         =======         =======


                                                                        Nine Months Ended September 30, 1997
                                                           ----------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                           Parent     Guarantor    Subsidiaries     Eliminations    Consolidated
                                                           -------    ---------    -------------    ------------    ------------
Net sales                                                  $     -    $ 2,990        $    834         $  (525)        $ 3,299
Costs and expenses:
   Cost of products sold                                         -      2,603             750            (525)          2,828
   Depreciation and amortization                                 -        183              15               -             198
   Selling, general and administrative                           9         91              20               -             120
   Results of affiliates' operations                            14        (20)             26               6              26
   Net interest and other income                               (27)         5              (5)              -             (27)
   Special charge                                                -        150               -               -             150
                                                            ------    -------        --------         -------         -------
     Total                                                      (4)     3,012             806            (519)          3,295
                                                            ------    -------        --------         -------         -------
Income (loss) before income taxes                                4        (22)             28              (6)              4
Income tax provision (credit)                                    2         (9)             11              (2)              2
                                                            ------    -------        --------         --------        -------
Income (loss) before extraordinary loss                          2        (13)             17              (4)              2
Extraordinary loss                                              (4)         -               -               -              (4)
                                                           -------    -------        --------         -------         -------
       Net income (loss)                                   $    (2)   $   (13)       $     17         $    (4)        $    (2)
                                                           =======    =======        ========         =======         =======


CONSOLIDATING CONDENSED CASH FLOWS STATEMENT
(in millions)


                                                                        Nine Months Ended September 30, 1998
                                                           -----------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                           Parent     Guarantor    Subsidiaries     Eliminations    Consolidated
                                                           -------    ---------    -------------    ------------    ------------
Cash provided by (used in) operating activities            $  (138)   $   274        $     50         $     -         $   186
                                                           -------    -------        --------         -------         -------
Investing activities:
   Capital expenditures                                          -       (280)            (10)              -            (290)
   Investment in steel-related businesses                        -          -             (57)              -             (57)
   Net sales of marketable securities                          102          -               -               -             102
   Other                                                         -         (1)              -               -              (1)
                                                           -------    -------        --------         -------         -------
     Net cash provided by (used in) investing activities       102       (281)            (67)              -            (246)
                                                           -------    -------        --------         -------         -------
Financing activities:
   Borrowings                                                    -          -               3               -               3
   Pension funding                                               -         (2)              -               -              (2)
   Dividends paid and other                                    (10)         -               -               -             (10)
                                                           -------    -------        --------         -------         -------
     Net cash provided by (used in) financing activities       (10)        (2)              3               -              (9)
                                                           -------    -------        --------         -------         -------
Net decrease in cash and cash equivalents                      (46)        (9)            (14)              -             (69)
Cash and cash equivalents at beginning of year                 108        (16)             68               -             160
                                                           -------    -------        --------         -------         -------
Cash and cash equivalents at end of period                 $    62    $   (25)       $     54         $     -         $    91
                                                           =======    =======        ========         =======         =======


                                                                        Nine Months Ended September 30, 1997
                                                           -----------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                           Parent     Guarantor    Subsidiaries     Eliminations    Consolidated
                                                           -------    ---------    -------------    ------------    ------------
Cash provided by (used in) operating activities            $   (61)   $   257        $     62         $     -         $   258
                                                           -------    -------        --------         -------         -------
Investing activities:
   Capital expenditures                                          -       (214)             (1)              -            (215)
   Investment in VP Buildings                                 (188)         -               -               -            (188)
   Investment in steel-related businesses                        -          -             (69)              -             (69)
   Net sales of marketable securities                          165          -               -               -             165
   Other                                                        (6)         -              21               -              15
                                                           -------    -------        --------         -------         -------
     Net cash used in investing activities                     (29)      (214)            (49)              -            (292)
                                                           -------    -------        --------         -------         -------
Financing activities:
   Borrowings                                                  290          -               -               -             290
   Pension funding                                               -        (58)             (2)              -             (60)
   Dividends paid and other                                    (11)         -               -               -             (11)
   Shares repurchases                                          (35)         -               -               -             (35)
                                                           -------    -------        --------         -------         -------
     Net cash provided by (used in) financing activities       244        (58)             (2)              -             184
                                                           -------    -------        --------         -------         -------
Net increase (decrease) in cash and cash equivalents           154        (15)             11               -             150
Cash and cash equivalents at beginning of year                  62        (15)             60               -             107
                                                           -------    -------        --------         -------         -------
Cash and cash equivalents at end of period                 $   216    $   (30)       $     71         $     -         $   257
                                                           =======    =======        ========         =======         =======

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS 1998 AND 1997

Sales
-----

       Sales of $1,064 million in the third quarter of 1998 decreased by $71 million (6%) from the third quarter of 1997. Third quarter 1998 steel shipments of 1.9 million tons decreased by 79,000 tons (4%) from the third quarter of 1997. The overall sales decrease in the third quarter of 1998 resulted from lower average selling prices of 4% and lower shipments partially offset by the VP Buildings increased sales of $15 million.

       Sales of $3,284 million in the first nine months of 1998 were $15 million lower than the first nine months of 1997. Steel shipments in the first nine months of 1998 of 5.9 million tons decreased by 186,000 tons (3%) from the first nine months of 1997. The overall sales decrease in the first nine months of 1998 resulted from the lower average selling prices of 3% and lower shipments partially offset by the VP Buildings increased sales of $173 million in 1998 included since its acquisition on July 2, 1997.

Production and Costs
--------------------

       Cost of products sold as a percentage of sales increased 3% and 2% in the third quarter and nine months of 1998, respectively, compared to the 1997 periods. The increase is primarily due to the lower average selling prices in the 1998 periods, partially offset by lower steel production costs. Included in the lower steel production costs in the 1998 third quarter is the favorable effect of a required periodic actuarial valuation primarily related to pensions and other postemployment obligations benefits which increased net income by $8 million due to lower retiree costs related to the first half of 1998. A similar actuarial valuation in the same period last year increased net income
$14 million due to lower retiree costs related to the first half of 1997. Also in the current quarter, a lower effective tax rate increased net income by $0.02 per share.

       Raw steel production of 2.2 million tons in the third quarter of 1998 increased by 80,000 tons (4%) from the third quarter of 1997. The average operating rate (of AISI defined capacity) at the Company's steelmaking facilities during the third quarter of 1998 was 102% compared with 101% in 1997.

       Raw steel production of 6.2 million tons in the first nine months of 1998 was 402,000 tons lower than the first nine months of 1997. The average operating rate at the Company's steelmaking facilities during the first nine months of 1998 was 97% compared with 106% in 1997. This decrease is primarily due to the scheduled reline of the H-4 blast furnace at the Company's Indiana Harbor Works and an increase in the AISI defined rated capacity of LTV steelmaking facilities in 1998. LTV re-rated its AISI capacity in 1998 which resulted in a 2.3% increase in ratings capacity.

Results of Affiliates' Operations
---------------------------------

       Results of affiliates' operations consist principally of LTV's share of start-up operating losses from its 50% interest in Trico Steel Company, L.L.C., ("Trico Steel"), which commenced commercial operations in the second quarter of 1997. Trico Steel continues to incur expenses in excess of revenues.

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

       During the first nine months of 1998, cash provided by operating activities amounted to $186 million. Major uses of cash during the first nine months of 1998 included capital expenditures of $290 million and $57 million invested in steel-related businesses. Since December 31, 1997, total cash, cash equivalents and marketable securities have decreased by $171 million to $349 million at September 30, 1998.

       LTV Steel Company's inventory facility permits borrowings of up to $250 million for working capital and general corporate purposes, $150 million of which may be used to issue letters of credit. At September 30, 1998, there were no outstanding borrowings against the inventory facility; and letters of credit totaling $68 million were outstanding under this facility.

       The Company's receivables credit facility permits borrowings of up to $320 million for working capital requirements and general corporate purposes, $100 million of which may be used to issue letters of credit. At September 30, 1998, $294 million was permitted to be borrowed; however, no borrowings were outstanding and letters of credit outstanding amounted to $36 million under this facility.

       The Company's wholly owned subsidiary, VP Buildings, has a Secured Demand Facility that expires on December 31, 1998, which permits borrowings of up to $20 million for working capital and general corporate purposes and for letters of credit. At September 30, 1998, $20 million was permitted to be borrowed, with no borrowings outstanding under this facility.

       The Company's Senior Notes, long-term debt and credit facilities' agreements contain various covenants that require the Company to maintain certain financial ratios and amounts. These agreements, as well as the Company's agreement with the Pension Benefit Guaranty Corporation (the "PBGC Agreement"), place certain restrictions on payment of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive debt covenant, approximately $108 million of retained earnings are available for common stock dividend payments at September 30, 1998. Substantially all of the Company's receivables and inventories are pledged as collateral under these debt agreements. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on its financial flexibility.

       Domestic steel producers face significant competition from foreign producers. Foreign competition is intense and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the United States dollar against foreign currencies. In 1998, there has been a significant rise in imports, especially from Japan, Russia and Brazil. On September 30, 1998, LTV joined other steel companies and the United Steelworkers of America in filing flat rolled trade cases against dumped and subsidized imports from Japan, Russia and Brazil. In August 1998, these countries shipped nearly 783,000 tons of hot rolled steel to the United States, accounting for 55% of all hot rolled imports. Compared to August 1997, hot rolled shipments from these countries increased nearly 200% this year. Unfairly traded imports will have an even greater impact on the fourth quarter.

       LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with minimills, which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some minimill producers to enter certain sectors of the flat rolled market that have traditionally been supplied by integrated producers; and other producers have announced their intention to do the same. Industry experts estimate that current domestic raw steel production capacity will be increased by more than 5% by the end of 2000 as new minimills, now under construction, engage in start-up operations or begin operation.

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

       On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997. Year-to-date spending charged against the reserve totaled $13 million.

       As previously announced on October 20, 1998, LTV and more than 10,000 of its retirees were granted a summary judgment for the recovery of approximately $25 million plus statutory interest estimated in excess of $25 million for taxes collected by the Internal Revenue Service on certain pension payments for tax years 1987 through 1993. Approximately one-third of the total recovered amount will be refunded to eligible retirees. The judgment will be reflected in results of operations when all appeals have been exhausted.

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

       The Company spent $15 million during the first nine months of 1998 for environmental clean-up and related matters at operating and idled facilities, which included $8 million related to the Pittsburgh coke plant and, at September 30, 1998, has a recorded liability of $143 million for known and identifiable environmental and related matters, including costs related to the closure and demolition of the Pittsburgh coke plant. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent $12 million in the first nine months of 1998 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $30 million annually in capital expenditures during the next five years to meet environmental standards.rr


YEAR 2000 READINESS

       Although LTV does not currently manufacture any products containing embedded chips or any computerized products, LTV (like most companies) has been faced with the task of addressing the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or any hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production difficulties, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Failure by LTV and/or material third parties, such as power utility providers and other critical suppliers and major customers to complete Year 2000 readiness activities in a timely manner could have a material adverse effect on the Company's business and results of operations.

       Since the commencement of its Year 2000 readiness effort in late 1996, LTV has been engaged in a company-wide effort to achieve Year 2000 readiness for both information technology (IT) and non-information technology (Non-IT) systems. The Company expects to achieve company-wide Year 2000 readiness by mid 1999. LTV has formed a Steering Committee for Year 2000 issues, which meets regularly and is comprised of high level executives and other management personnel and Year 2000 consultants. LTV is primarily using its own employees to achieve readiness in most of its manufacturing and operations systems, augmented by outside expertise related to specific systems. LTV has contracted with its principal Year 2000 outside contractor (the "Outside Contractor") to achieve Year 2000 readiness with respect to its business and related information technology infrastructure systems ("Business Systems"). In addition to the Company's Year 2000 program described above, LTV is continuing to implement a business reengineering project, which began in 1994 and which includes, among other activities, replacing certain information systems with systems that are Year 2000 ready. As a result, those systems scheduled for replacement under the business reengineering project have been excluded from the Year 2000 readiness program and costs which are disclosed below.

       LTV's Year 2000 readiness program involves several stages, including
(l) an inventory stage to locate programs and devices that may have date sensitivities, (2) a risk assessment and prioritization stage to determine the degree of non-compliance and the potential impact on LTV's business, (3) a remediation stage for affected systems and devices, (4) a test stage to determine if the repaired program or device is ready, and (5) an implementation stage to return the program or device back into operation.

       Management believes that the Company has made, and continues to make, significant progress toward Year 2000 readiness; such progress and the appropriateness of the Company's approach have both been confirmed by a major automotive customer and an outside professional firm.

       Currently, the Company's systems are at various stages of readiness. The inventory stage has been completed for manufacturing and operations systems, which include Non-IT systems such as smart sensors, logic controllers, distributed control systems and embedded microprocessors. Remediation, testing and implementation for these systems is approximately 70% complete with the remainder scheduled to be completed by the end of the first quarter of 1999. The Outside Contractor has completed its inventory of mission critical Business Systems and is proceeding with remediation, testing and implementation which is approximately 80% complete; the remaining systems are expected to be Year 2000 ready by the end of the first quarter of 1999. Activities in the second quarter of 1999 will include completion of new information systems, outside supplier compliance audits and completion of the Company's contingency plans.

       The Company is in the process of developing a strategy to address the additional potential consequences that may result from unresolved Year 2000 issues, which will include the development of one or more contingency plans by mid 1999. LTV has been querying material third parties, including suppliers, utility and other resource providers and customers to assess their Year 2000 readiness efforts. As of September 30, 1998, positive statements of readiness have been received from 67% of the Company's suppliers. Efforts are ongoing to follow up with nonresponsive third parties; however, the Company has assumed that any such third party will be noncompliant for the purpose of risk assessment. The Company is implementing a supply chain plan for most sole source and mission critical suppliers and customers. This plan includes telephone interviews and on-site visits.

       The Company has budgeted approximately $55 million for its Year 2000 readiness efforts, with $8 million designated for remediation of manufacturing and operation systems and $47 million allocated for Business Systems. These costs include replacing outdated, non-compliant hardware and software as well as identifying and remediating known Year 2000 problems. LTV expensed $8 million of Year 2000 costs in 1997, and $29 million has been expensed through the end of the third quarter of 1998. The funds expensed for Year 2000 are outside of the normal information technology budget. Because LTV's readiness program is not yet fully implemented, and is subject to certain risks and uncertainties, including the readiness efforts of material third parties, there can be no assurance that LTV will not incur material costs beyond the anticipated costs described above.

       The cost of the Year 2000 project and the dates by which LTV believes it will be Year 2000 ready are based on management's current best estimates, which were derived based on numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, and actual results could differ materially from those anticipated.

OUTLOOK

       Demand for flat rolled steel products in the Company's markets remains steady. However, increased unfairly traded imports have weakened the Company's order entry and shipping rates and have caused a reduction in selling prices in recent months. LTV has recently announced a cutback in pellet production at LTV Steel Mining. The Company has reduced its planned steelmake at its Cleveland and Indiana Harbor Works between now and year end by approximately 375,000 tons. Also, the Trico Steel venture is currently operating on a reduced work schedule as a result of lower order entry rates. Consequently, the Company expects operating losses in its integrated steel business and at its Trico Steel joint venture in the fourth quarter.


       This report includes forward-looking statements. Our use of the words "outlook," "anticipates," "believes," "estimates," "expect" and similar words are intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While we believe them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity or the level of importing resulting from currency fluctuations and other economic factors; devaluation or other economic conditions; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties by the Company or its critical suppliers and customers in implementing information technology, including Year 2000 ready systems. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

     On July 8, 1998, the Ohio Attorney General filed a complaint in the Cuyahoga County Court of Common Pleas alleging various instances of noncompliance with LTV Steel's NPDES permit at its Cleveland Works over an approximate five year period. Concurrent with this filing, LTV Steel filed a consent agreement with such court resolving the allegations in the complaint. The agreement requires a payment of $419,000 in civil penalties and the implementation of a number of water pollution control studies at the plant. LTV Steel may or may not be required to install modifications to its water pollution control facilities depending upon the results of these studies.

     On September 30, 1998, LTV Steel, together with eleven other domestic steel producers and the United Steelworkers of America, filed antidumping and/or countervailing duty petitions against Japan, Russia and Brazil alleging injury resulting from subsidies and dumping in the importation of hot-rolled carbon steel products. On October 15, 1998, the U.S. Department of Commerce announced the initiation of investigations relating to these petitions.

     On October 19, 1998, the U.S. Court of Federal Claims granted LTV Steel summary judgment in the Federal Insurance Contribution Act (FICA) and Federal Unemployment Tax Act (FUTA) tax reimbursement case described in the Company's Report on 10-K for the year ended December 31, 1997. The judgment, which is subject to an appeal by the government, provides for the recovery of approximately $25 million, plus statutory interest estimated in excess of $25 million, of taxes collected by the U.S. Internal Revenue Service on certain pension payments for the tax years 1987 through 1993. Approximately one-third of the total amount recovered by LTV will be refunded to eligible retirees.


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

              (3)-(2)     - Certificate of Designations for Series B Preferred
                            Stock (incorporated herein by reference to Exhibit 4 to SMI America, Inc.'s 13D Filing)

              (3)-(3)     - LTV's Restated By-Laws adopted on September 1,
                            1998 (filed herewith)

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

               (10)-(54)    - Contribution and Sale Agreement dated as of
                              February 26, 1998 among LTV Steel Products, LLC, as purchaser, LTV Steel Company, Inc., as servicer, and LTV Steel Company, Inc. and Georgia Tubing Corporation, as initial sellers (incorporated by reference to Exhibit (10)-(54) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

               (10)-(55)    - Inventory Processing and Servicing Agreement
                              dated as of February 26, 1998 by and among LTV Steel Products, LLC, LTV Steel Company, Inc., as processor and servicer, and The Chase Manhattan Bank, as collateral agent (incorporated by reference to Exhibit (10)-(55) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

               (10)-(56)    - Trust Agreement dated as of February 26, 1998
                              among LTV Steel Products, LLC, as issuer, and The Chase Manhattan Bank as collateral agent (incorporated by reference to Exhibit (10)-(56) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

               (10)-(57)    - Amendment No. 2 dated as of March 1, 1998 to the
                              Receivables Purchase and Sale Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing Corporation and LTV Sales Finance Company and Amendment No. 1 to Revolving Credit Agreement dated as of October 12, 1994 among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent, both dated as of March 1, 1998 (incorporated by reference to Exhibit (10)-(57) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

               (10)-(58)    - Amendment No. 11 to the Settlement Agreement
                              dated as of June 28, 1993 by and among the PBGC, LTV, the Initial LTV Group (as defined in the Settlement Agreement) and LTV as Administrator of the Restated Plans (incorporated by reference to Exhibit (10)-(58) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

               (11)         - Statement re Computation of Per Share Earnings
                              (filed herewith)

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




                                                     THE LTV CORPORATION
                                                  --------------------------
                                                        (Registrant)




                                            By       /s/ Arthur W. Huge
                                                  --------------------------
                                                        Arthur W. Huge
                                                   Executive Vice President
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)






Date:       October 26, 1998
       --------------------------