Form 10-K405
period 1998-12-31
LTV CORP
filed 1999-03-02
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 1-4368

                               ------------------

                               THE LTV CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                     75-1070950
(State or other jurisdiction of incorporation)   (I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  |X|   No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                       Yes  |X|   No ___

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                             Approximately $633.9 Million
                                                 (As of February 16, 1999)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                             99,793,666 shares of Common Stock
                                                     (As of February 16, 1999)

Documents Incorporated by Reference: Annual Report to Shareholders for fiscal year 1998 (Part II); Annual Proxy Statement for 1999 Annual Meeting (Part III)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

ITEM 1.  BUSINESS.

FORWARD LOOKING STATEMENTS

         "Item 1. Business," "Item 2. Properties" and "Item 3. Legal Proceedings" of this report include forward-looking statements. The use of the words "outlook," "anticipates," "believes," "estimate," "expect" and similar words are intended to identify these statements as forward-looking. These statements represent the Company's current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings or difficulties in implementing information technology, including Year 2000 compliant systems.

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

         LTV is a leading domestic integrated steel producer and has recently acquired interests in metal fabrication and leading steel technologies. For financial reporting purposes, LTV has disaggregated the results of its operations and certain other financial information into three segments:
Integrated Steel, Metal Fabrication and Corporate and Other which includes leading steel technologies. The notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation set forth certain financial information relating to LTV's business segments. The table below shows the percentage contribution to LTV's net sales of each segment for the periods indicated.

                                    1998              1997               1996
                                    ----              ----               ----

Integrated Steel                     84%               88%                92%

Metal Fabrication                    16%               12%                 8%

Corporate and Other                  --                --                 --

         Integrated Steel. LTV's integrated steel segment manufactures and sells a diversified line of coated sheet and cold rolled and hot rolled sheet and strip and tin mill products. Coated sheet and cold rolled, hot rolled sheet and strip are used to make products such as automobile bodies, appliances and other consumer durable goods, farm equipment, industrial machinery, office equipment, machine parts and tubular products. Tin mill products are used by the container industry in the manufacture of cans and closures. LTV is engaged in such operations primarily through its subsidiary, LTV Steel Company, Inc. ("LTV Steel").

         Based on 1998 shipments (as compiled by LTV based primarily on publicly filed data), LTV believes it is the third largest domestic integrated steel producer, the second largest producer of flat rolled steel and a leading supplier of quality-critical, flat rolled steel to the transportation, appliance and electrical equipment industries in the United States.

         In its integrated steel operation, LTV operates two domestic integrated steel mills (Cleveland Works and Indiana Harbor Works) and various finishing, galvanizing and processing facilities, as well as tin mill operations. Also included in LTV's integrated steel operation are iron ore and limestone operations (which provide raw materials to its steelmaking facilities) and short line railroad operations (which primarily transport raw materials and steel products to support the manufacturing operations). See Item 2. Properties for a description of these assets and operations.

         Metal Fabrication. LTV's metal fabrication segment (i) manufactures pipe, conduit and other tubular products for use in transportation, agriculture, construction and oil and gas industries (ii) manufactures preengineered, metal buildings for low rise commercial and industrial applications ("VP Buildings") and (iii) includes interests in a steel tailor welded blank operation for automotive applications ("TWB") and a steel processing and blanking operation in Puebla, Mexico and a similar operation to be built in Silao, Mexico ("Lagermex").

         Corporate and Other. LTV's corporate and other segment includes (i) a 50% interest in a steel minimill operation ("Trico Steel") which began production in April 1997, (ii) a 46.5% interest in a reduced iron plant in the Republic of Trinidad and Tobago ("CAL") which began commissioning procedures in the first quarter of 1999 and (iii) corporate investments and related income and other expense.

SIGNIFICANT DEVELOPMENTS

         Steel Imports. During 1998, imports of flat rolled product (excluding slabs) surged to record levels, averaging on an annual basis an estimated 25% of total domestic shipments. The Company believes that a significant portion of the recent imports have been unfairly traded and that this unfair trade has injured the Company by reducing its production, shipping rates and average steel selling prices. In response to this surge, the Company cut back raw steel production at its Cleveland Works and Indiana Harbor Works, idling certain facilities and announcing the closing of others, reduced iron ore pellet production and reduced its workforce through layoffs.

         Trade Cases. In September 1998, LTV joined with eleven other domestic steel companies, the United Steelworkers of America ("USWA") and the Independent Steelworkers Union in filing unfair trade cases covering certain hot rolled steel products against Japan, Russia and Brazil. The Company is continuing to monitor the surge in unfairly traded imports and its effects on the Company's operations and anticipates that additional unfair trade cases may be filed. See "Trade Cases."

         Trico Steel. LTV's joint venture steel minimill operation, Trico Steel, has experienced equipment problems that have prevented Trico Steel from achieving its rated capacity of 2.2 millions tons and product mix. Such equipment problems are continuing into 1999, although efforts are ongoing to correct such problems. However, transformer outages at the minimill will likely result in substantially reduced production into the second quarter of 1999. The recent surge in steel imports has also negatively affected sales which in turn has negatively affected production levels at Trico Steel. Due to the low production levels experienced by Trico Steel, LTV and its other two partners have entered into a credit commitment to lend to Trico Steel on a junior subordinated basis up to an additional $50 million. LTV's portion of such commitment is $25 million. The $50 million commitment is in addition to a $30 million loan commitment (LTV's share of which is $15 million) made in mid-1998 ($24 million of which was loaned in 1998).

         PBGC Agreement. The agreement executed between LTV and the Pension Benefit Guaranty Corporation (the "PBGC") at the time of LTV's reorganization was substantially restructured in 1998. Prospectively, the restated agreement normalizes funding requirements under Employee Retirement Income Security Act of 1974 for LTV's major defined benefit plans, and deletes or modifies restrictive financial covenants to make them no more restrictive than those in the Company's existing senior note securities. In connection with the restructuring, the Company prepaid a promissory note payable to PBGC in the amount of $62 million, including accumulated interest.

                                INTEGRATED STEEL

STEEL MILL PRODUCTS

         During the years 1998, 1997 and 1996, LTV's integrated steel operation accounted for 7.1%, 7.3% and 7.6%, respectively, of total domestic industry shipments of steel mill products, based on American Iron and Steel Institute ("AISI") reports. The net tons of steel mill products shipped by LTV's integrated steel operations during these periods were: 1998--7,238,000; 1997--7,655,000 and 1996--7,605,000.

         LTV's integrated steel mill product mix is reflected in the following table which shows the revenue dollars for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                                  (DOLLARS IN MILLIONS)

                                                      1998                1997             1996
                                                     REVENUE*           REVENUE*          REVENUE*
                                                     --------           --------          --------

         Hot and cold flat rolled products            $1,861             $2,036            $2,017
         Galvanized products                           1,213              1,230             1,203
         Tin mill products                               395                502               453
         Other                                           121                137               140
                                                         ---                ---               ---
                  Total                               $3,590             $3,905            $3,813
                                                      ======             ======            ======

* Excludes intersegment steel shipments to the Company's metal fabrication operation.

         Hot and cold flat rolled and galvanized product are used in the manufacture of automobile bodies, appliances and other consumer durable goods, farm equipment, industrial machinery, office equipment, machine parts and tubular products. Tin mill products are used by the container industry in the manufacture of cans and closures.

         Sales in 1998 decreased from 1997 due to a surge in unfairly traded imports which resulted in lower average steel selling prices and lower shipments at the Company.

STEEL PRODUCTION

         The following table sets forth raw steel production and estimated capability information for both LTV and the domestic steel industry during the periods indicated:

                                                                         YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                 1998               1997            1996
                                                                 ----               ----            ----

         Capability (net tons in thousands)
                  LTV-Integrated Steel                          8,600              8,400             8,400
                  Industry(b)                                 125,000            121,400           116,100
                  Percent of industry                            6.8%               6.9%              7.2%
         Production (net tons in thousands)
                  LTV-Integrated Steel                          8,100              8,900             8,800
                  Industry(b)                                 107,600            107,500           104,400
                  Percent of industry                            7.6%               8.3%              8.4%
         Production as a percentage of capability
                  LTV-Integrated Steel(a)                       95.0%             106.0%            105.0%
                  Industry(b)                                   85.9%              88.5%             89.9%

(a) The Company follows industry standards in calculating its maximum operating rate which is based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. LTV re-rated its capacity in 1998 which resulted in a 2.3% increase in AISI rated capacity.

(b) The information relating to the domestic steel industry is as reported by or is derived from data reported by the AISI and is preliminary for 1998. A net ton is 2,000 pounds.

         In its integrated steel operation, LTV produces its steel using the basic oxygen furnace process at its Cleveland Works and Indiana Harbor Works. With three continuous casters, LTV continuously casts 100% of its steel production. LTV has supplemented its own steel production in recent years with purchases of semi-finished steel. In 1998, 1997 and 1996, LTV purchased approximately 36,000 tons, 322,000 tons and 168,000 tons, respectively, of semi-finished slabs from other domestic and foreign steel producers.

         Individual facilities are operated at rates that best serve LTV's overall need at the time and can be significantly higher or lower than LTV's average operating rate. LTV does not believe data regarding the utilization of individual facilities is necessarily meaningful.

CUSTOMERS

         The following table sets forth the percentage of integrated steel shipments by tonnage distributed among LTV's various markets for the periods indicated:

                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                   1998            1997              1996
                                                                   ----            ----              ----

         Steel service centers                                       25%            26%               32%
         Transportation                                              27             25                23
         Converters and processors                                   18             19                17
         Electrical, agricultural and other machinery                 8              8                 8
         Household appliances and office equipment                    7              6                 6
         Containers and packaging                                     7              8                 7
         Construction                                                 6              6                 5
         Exports                                                      2              2                 2
         All other                                                  ---            ---               ---
                                                                  -----          -----             -----
                  Total                                             100%           100%              100%

         Direct sales to General Motors, the Company's largest customer, accounted for approximately 9%, 11% and 11% of the Company's consolidated revenues in 1998, 1997 and 1996, respectively. In September 1999, the principal labor agreements are scheduled to expire at GM and the two other largest domestic automotive manufacturers.

SALES AND MARKET DISTRIBUTION

         Approximately 60% of LTV's integrated steel products are sold under sales arrangements, most of which are negotiated on an annual basis. Almost all of LTV's integrated steel sales to its larger customers in the transportation, appliance, electrical equipment and food and beverage can markets are made pursuant to such sales arrangements. LTV's sales arrangements generally provide for set prices for the products ordered during the period they are in effect. As a result, LTV may experience a delay in realizing price changes related to its long-term integrated steel business. Much of the remainder of LTV's integrated steel product is sold under contracts covering shorter periods at the then prevailing market prices for such product.

         The Company's integrated steel sales organization is located at LTV's headquarters. Employees performing commercial, marketing and customer service functions are organized along market lines. LTV also maintains regional offices for integrated steel sales functions.

         LTV's export sales of integrated steel product were 2.2% of total dollar steel sales in 1998, 2.0% in 1997 and 2.1% in 1996.

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

Foreign

         Domestic steel producers have faced significant and intense competition from foreign producers. The intensity of foreign competition is affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. During 1998, steel imports increased significantly due to a surge of unfairly traded steel, a rise in the value of the dollar in relation to certain foreign currencies, some of which were significantly devalued, and a weakening of certain economies particularly in Eastern Europe, Asia and Pacific Rim countries. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by such foreign producers with respect to production and sales are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

         For a description of the recent trade cases filed against Japan, Russia and Brazil in 1998 as well as final dumping and subsidy decisions issued in 1992, some of which are still the subject of pending appeals, see "Trade Cases" below.

         Based on preliminary AISI reports, imports of flat rolled products increased significantly during each of the last two years, surging to record levels during 1998. Based on AISI reports, during the three years 1998, 1997 and 1996, imports of flat rolled products (excluding semi finished steel) totaled approximately 20 million, 14 million and 12 million net tons, respectively, or approximately 25% of total domestic steel consumption in 1998, approximately 19% in 1997 and 17% in 1996.

Domestic

         LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with mini-mills which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some mini-mill producers to enter certain sectors of the flat rolled market, which have traditionally been supplied by integrated producers, and others have announced their intention to do the same. Because of their technology, mini-mills are currently highly dependent upon scrap and susceptible to fluctuating scrap prices. In weak markets, minimills benefit from falling scrap prices, their principal raw material. See "Corporate and Other" for information regarding LTV's 50% participation in Trico Steel, a mini-mill joint venture.

TRADE CASES

United States Trade Cases

         1998 Cases - In September 1998, LTV Steel joined with eleven other domestic steel producers, the USWA and the Independent Steelworkers Union in filing antidumping and/or countervailing duty petitions against Japan, Russia and Brazil alleging injury resulting from subsidies and dumping in the importation of certain hot rolled carbon steel products.

         On November 13, 1998, the International Trade Commission ("ITC") determined that there is a reasonable indication that the U.S. steel industry is threatened with material injury from such imports. Further, on November 23, 1998, the Department of Commerce ("DOC") found that "critical circumstances" exist with respect to such imports from Russia and Japan (i.e., that there were massive imports from these two countries over a relatively short period of time with knowledge that the trade cases were imminent). The critical circumstances determination means that steelmakers from such countries could be liable for antidumping duties on such steel imported into the U.S. since mid-November 1998. In February 1999, DOC issued preliminary determinations that set substantial dumping margins on hot rolled steel product from Japan, Russia and Brazil and countervailing duty margins on such product from Brazil. The preliminary findings mean that importers from the three countries must file bonds to cover the preliminary dumping margins on such imports. With respect to Japan and Russia, such bonds must cover imports dating back to mid-November 1998. Ultimately, liability for dumping duties will depend on affirmative final determinations of injury and dumping by the ITC and DOC in mid-1999.

         On February 22, l999, the DOC announced that the U.S. government had reached a tentative agreement with the Russian Federation that, if finalized, would preclude the imposition of dumping duties in the pending trade cases against Russia and would roll back Russia's recent 700% increase in hot rolled steel product imports (from 508,000 metric tons in 1995 to 3,468,000 metric tons in 1998) to 1996 import levels (750,000 metric tons). The suspension agreement would also impose a six month moratorium on any future hot rolled product import from Russia and would establish a minimum price of $255 per metric ton at which such product could thereafter be sold in the United States. LTV has announced that it intends to oppose the suspension agreement and will likely prosecute to conclusion its trade case pending against Russia. If the suspension agreement is not finalized, a successful prosecution of LTV's trade case would allow Russia full access to the U.S. market (i.e. no quota would be imposed) but would no longer allow importers of product from Russia to import such product at dumped prices without incurring substantial dumping duties.

         The DOC also announced that a tentative comprehensive agreement had been negotiated with the Russian Federation, covering all other steel product, which, if finalized, would reduce the level of imports of such other steel product to 1997 levels.

         1992 Cases - As a result of the 1992 filing of numerous anti-dumping and countervailing duty cases by U.S. steel producers, including LTV Steel, there are orders imposing dumping and countervailing duties on imports of cold rolled steel coils from three countries and on coated steel coils from six countries. For the most part, these additional duties have reduced the volume of imports of the dutiable products from these countries. The orders under which these additional duties have been imposed will remain in effect until changed as a result of a periodic "Administrative Review," which would consider the appropriateness of the existing duty margin, or by an order following a "Sunset Review." Sunset Reviews of the orders will begin in 1999. Under the Sunset Review provisions, dumping and countervailing duties will be eliminated unless it is determined that revocation of the order is likely to lead to a continuation or recurrence of dumping or countervailable subsidies and a continuation or recurrence of injury to United States steel producers.

Canada and Mexico Trade Cases

         In Canada, dumping duties have been imposed on LTV Steel exports of hot dipped galvanized steel coils, except for hot dipped galvanized steel used for exterior auto bodies that are sold to Canadian customers. Canadian administrative reviews have established "normal values" for the dutiable LTV Steel products exported to Canada. "Normal value" is the price at which goods can be sold without incurring dumping penalties. Dumping duties formerly imposed on LTV Steel exports of cold rolled steel coils were rescinded by the Canadian International Trade Tribunal in 1998. The rescission has been appealed to a bi-national review panel pursuant to the North American Free Trade Agreement. If the decision is reversed, the former dumping duties would be assessed on a retroactive basis to the date of the rescission.

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

                                METAL FABRICATION

     LTV's metal fabrication segment (i) manufactures pipe, conduit and other tubular products for use in oil and gas, transportation, agriculture and construction industries through its tubular division, (ii) manufactures pre-engineered, metal buildings for low rise commercial and industrial applications (VP Buildings) and (iii) includes interests in a steel tailor welded blank operation for automotive applications (TWB) and steel processing and blanking operations in Puebla, Mexico (Lagermex) and a similar operation to be built in Silao, Mexico.

         Tubular. LTV's tubular products include standard, line and oil country pipe used primarily in the oil and gas, and construction industries and a variety of tubing products such as electrical conduit, conveyor tubing, axle tubing, prop shaft tubing, condenser and pressure tubing and drawn tubing used in the automotive, agriculture and construction industries.

         Tubular products are sold through a separate sales organization divided into four regions and through independent sales representatives.

         The U.S. market for tubular products is heavily affected by imports; foreign products accounted for 49% of the market in 1998, 37% in 1997 and 34% in 1996.

         LTV recently completed construction and began commissioning a new technologically advanced tubing manufacturing facility in Marion, Ohio. The facility, which is expected to begin shipments in the first quarter of 1999, will manufacture high-quality tubing for the automotive mechanical tubing market, including for the manufacture of hydroformed parts. The automotive mechanical tubing market is expected to grow as automobile manufacturers increase their use of tubular products in order to reduce the weight of vehicles and the cost of vehicle construction. The facility has a rated processing capacity of 146,000 tons of steel annually.

         In the fourth quarter of 1998, the Company announced that it would shut down its electricweld tubular operations at its Cleveland tubular products plant. In 1998, the Company processed 36,000 tons of electricweld tubular product at such plant.

         Metal Buildings. VP Buildings was acquired on July 2, 1997. VP Buildings' metal buildings are typically custom designed or pre-engineered, one-to-two story metal buildings for commercial and industrial uses, such as office buildings, aircraft hangars, manufacturing facilities, warehouses, schools, shopping centers and churches. Principal metal building systems components are primary structural members, secondary structural components and a variety of wall and roof components. The components are fabricated according to specifications and shipped to building sites for assembly by independent builders.

         In April 1998, VP Buildings acquired United Panel, Inc. ("UPI") which manufactures fiberglass panels with imbedded aggregate for commercial buildings.

         LTV believes, based on Metal Building Manufacturers Association ("MBMA") data, that VP Buildings has the second largest market share in the domestic industry. VP Buildings designs and manufactures metal building systems at eight domestic locations and markets them through approximately 1,000 builders and distributors in the United States and Canada, and directly to large national and international accounts. VP Buildings also has metal building systems production joint ventures or licensing arrangements in Argentina, Brazil, Chile, China, Egypt, Japan, Mexico, South Korea, and Spain.

         VP Buildings is a major user of flat rolled steel, but is not currently a significant customer of LTV's integrated steel operations. VP Buildings has developed a proprietary software system intended to significantly improve the ability of customers to develop engineering designs, obtain immediate pricing and order various building design configurations.

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

         Other. LTV's metal fabrication operation also includes an approximate 11% interest in a tailor welded blanking operation (TWB) in Monroe, Michigan (acquired in 1997) which adds value to product sold to domestic automotive customers. Other partners in the joint venture are Worthington Industries, Inc., Thyssen Krupp A.G. and two domestic steel producers. The operation in Michigan uses new technology to weld together two or more steel blanks which may be of different grade or thickness for automotive stamping operations. Automotive parts currently being made with laser tailor welded blanks, which have recently experienced growing acceptance for their ability to reduce cost and weight, include body side frames, wheel house panels, center pillars, pillar reinforcements, motor compartment rails, floor panels and front and rear door panels.

         LTV also owns a 25% interest in Lagermex (acquired in 1997), a joint venture which operates automotive steel processing and blanking operations in Puebla, Mexico and a second to be built in Silao, Mexico. The venture in Puebla, Mexico supplies to Volkswagen de Mexico and its parts suppliers in Puebla inventory management, slitting and blanking products and services required to produce the Volkswagen plant's steel stampings. Partners in the joint venture are Krupp Hoesch Stahlexport GmbH and local plant management. The operation to be built in Silao, Mexico will supply blanks and offer warehouse services to a local supplier of a General Motors plant.

                               CORPORATE AND OTHER

         LTV's corporate and other segment includes leading steel technology operations which consist of interests in a steel minimill and a foreign reduced iron facility (which produces a substitute for steel scrap for use in electric furnace steel manufacturing operations) and corporate investments and related income and other expense.

         Steel Minimill. LTV's joint venture steel minimill operation, Trico Steel, is located in Decatur, Alabama, and began commercial operations in the second quarter of 1997. Trico Steel, which is owned 50% by a subsidiary of LTV and 25% each by subsidiaries of Sumitomo Metal Industries, Ltd. ("Sumitomo") and British Steel plc ("British Steel"), produces commercial and higher quality hot rolled steel. Trico Steel has a rated annual capacity of 2.2 million tons. The steel produced by Trico Steel is sold by a sales force of a wholly owned subsidiary of LTV which is dedicated solely to the sale of Trico Steel product. The Trico Steel investment is expected to provide LTV and its partners with a modern facility and improved market access to the southeastern portion of the United States.

         Trico Steel has experienced equipment problems that have prevented Trico Steel from achieving its rated capacity of 2.2 million tons. Such equipment problems continue, although efforts to correct such problems are ongoing. The recent surge in steel imports has also negatively affected production levels at Trico Steel. See "Significant Developments."

         Reduced Iron Facility. LTV's reduced iron joint venture with Cleveland-Cliffs Inc and Lurgi AG, Cliffs and Associates ("CAL"), is constructing a facility in the Republic of Trinidad and Tobago to produce reduced iron briquettes (a substitute for steel scrap) for use in electric furnace steelmaking operations. The joint venture, CAL, which began commissioning procedures in the first quarter of 1999, is 46.5% owned by a subsidiary of LTV with the remainder owned by subsidiaries of Cleveland-Cliffs Inc (46.5%) and Lurgi AG (7%). The project utilizes the new CIRCORED(R) process and is expected to have an annual rated capacity of 500,000 metric tons. Operation of the facility is managed by Cliffs Reduced Iron Management Company, a subsidiary of Cleveland-Cliffs Inc.

         Headquarters and Other. Headquarters and other expense includes corporate investments and related income and expenses.

EMPLOYEES AND LABOR MATTERS

         As of December 31, 1998, LTV and its consolidated subsidiaries had approximately 14,800 active employees. Of these employees, approximately 12,100 employees are employed in the integrated steel segment and approximately 2,700 employees are employed in the metal fabrication segment. Approximately 10,500 active employees, primarily hourly workers, are represented by unions. Of the union represented employees, approximately 9,600 are represented by the USWA (primarily in the integrated steel segment and in the tubular operations included in metal fabrication segment) and approximately 900 are represented by either the teamsters union or by the sheet metal workers union (in the metal fabrication segment).

         LTV's current steel labor agreements with the USWA covering approximately 9,500 active employees expires on August 1, 1999. The USWA's labor agreements with several other domestic integrated steel producers also expire on August 1, 1999. LTV is unable to predict whether, or on what terms, it will be able to negotiate new steel labor contracts in 1999, or what the effects on LTV might be. A prolonged work stoppage by USWA represented employees would have a material adverse effect on LTV.

         LTV also has other labor agreements covering approximately 145 USWA-represented employees at LTV's two electro-galvanizing joint ventures which expire on August 1, 1999. Additionally, four of twenty-three union contracts covering LTV's railroads are currently being renegotiated. The Company's labor agreement with the teamsters union is scheduled to expire at year-end 1999, and the Company's two labor agreements with the sheet metal workers union are scheduled to expire in April 1999 and January 2000, respectively. VP Buildings' labor contract with the USWA at its Wisconsin plant is scheduled to expire on April 1, 2001.

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

         Expenditures for research and development totaled $14 million in 1998 and 1997 and $15 million in 1996. These expenditures do not include the efforts of sales and manufacturing employees in working to meet customer technical demands.

ENVIRONMENTAL LIABILITIES

         LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal.

         The Company spent approximately $14 million in 1998 and $32 million in 1997 for compliance-related capital expenditures, primarily in connection with its integrated steel operations, and expects to spend an average of approximately $30 million annually in capital expenditures for the next five-year period, primarily in connection with its integrated steel operation, to meet environmental standards (including requirements of the 1990 Clean Air Act Amendments). Estimates for future capital expenditures and operating costs required for environmental compliance are difficult to determine, however, due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements and the availability of new technologies.

         Also, the Company spent approximately $24 million in 1998 and $16 million during 1997 for environmental clean-up and related matters at operating and idled facilities and had a recorded liability of $136 million at December 31, 1998 (including costs related to the demolition, closure and clean-up of closed facilities) and $154 million at December 31, 1997 for known and identifiable environmental clean-up and related matters that are probable to occur, based on current law and existing technology. Most of these expenditures are expected to be incurred by the Company over the next five-year period, primarily in connection with its integrated steel operation. Other requirements for environmental matters, which could increase these costs, may arise in the future. See the discussion of "Environmental Liabilities and Related Costs" included in Management's Discussion and Analysis included in the Company's 1998 Annual Report to Shareholders which is incorporated herein by reference.

YEAR 2000 READINESS DISCLOSURE

         Although LTV does not currently manufacture any products containing embedded chips or any computerized products, LTV (like most companies) has been faced with the task of addressing the Year 2000 issue, which is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or any hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000.

         Since the commencement of its Year 2000 readiness effort in late 1996, LTV has been engaged in a company-wide effort to achieve Year 2000 readiness for both information technology (IT) and non-information technology (Non-IT) systems. The Company expects to achieve company-wide Year 2000 readiness mid 1999. LTV has formed a Steering Committee for Year 2000 issues, which meets regularly and is comprised of high level executives and other management personnel and Year 2000 consultants. LTV is primarily using its own employees to achieve readiness in most of its manufacturing and operations systems, augmented by outside expertise related to specific systems. LTV has contracted with its principal Year 2000 outside contractor (the "Outside Contractor") to achieve Year 2000 readiness with respect to its business and related information technology infrastructure systems ("Business Systems"). In addition to the Company's Year 2000 program described above, LTV is continuing to implement a business reengineering project, which began in 1994 and which includes, among other activities, replacing certain information systems with systems that are Year 2000 ready. As a result, those systems scheduled for replacement during 1999 under the business reengineering project have been excluded from the Year 2000 readiness program and costs which are disclosed below.

         LTV's Year 2000 readiness program involves several stages, including
(l) an inventory stage to locate programs and devices that may have date sensitivities, (2) a risk assessment and prioritization stage to determine the degree of noncompliance and the potential impact on LTV's business, (3) a remediation stage for affected systems and devices, (4) a test stage to determine if the repaired program or device is ready, and (5) an implementation stage to return the program or device back into operation.

         Management believes that the Company has made, and continues to make, significant progress toward Year 2000 readiness; such progress and the appropriateness of the Company's approach have both been confirmed by a major automotive customer and an outside professional firm.

         Currently, the Company's systems are at various stages of readiness. The inventory stage has been completed for manufacturing and operations systems, which include Non-IT systems such as smart sensors, logic controllers, distributed control systems and embedded microprocessors. Remediation, testing and implementation for these systems is approximately 90% complete with the remainder scheduled to be completed by the end of the first quarter of 1999. The Outside Contractor has completed remediation, testing and implementation of mission critical Business Systems.

         In the event the Company and material third parties such as critical suppliers and/or customers fail to become Year 2000 compliant, a most reasonably likely worst case scenario could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production difficulties, a temporary inability to process transactions, send invoices, or engage in similar normal business activities which could result in a material adverse effect on the Company's business and results of operations.

         In addition, the Company is in the process of developing a strategy to address the additional potential consequences that may result from unresolved Year 2000 issues, which will include the development of one or more contingency plans by mid 1999. LTV has been querying material third parties, including suppliers, utility and other resource providers and customers to assess their Year 2000 readiness efforts. Positive statements of readiness have been received from 70% of the Company's suppliers. The Company has assumed that any nonresponsive third party will be noncompliant for the purpose of risk assessment. The Company is implementing a supply chain plan for most sole source and mission critical suppliers and customers. This plan includes telephone interviews and on-site visits.

         The Company has budgeted approximately $55 million for its Year 2000 readiness efforts, with $8 million designated for remediation of manufacturing and operation systems and $47 million allocated for Business Systems. These expenses include replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating known Year 2000 problems. LTV expensed $8 million of Year 2000 costs in 1997, and $35 million in 1998. The funds expensed for Year 2000 are outside of the normal information technology budget. Because LTV's readiness program is not yet fully implemented and is subject to certain risks and uncertainties, including the readiness efforts of material third parties, there can be no assurance that LTV will not incur material costs beyond the anticipated costs described above.

         The cost of the Year 2000 project and the dates by which LTV believes it will be Year 2000 ready are based on management's current best estimates, which were derived based on numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and imbedded computer technology in a timely manner and the ability of LTV's suppliers and customers to become Year 2000 compliant in a timely manner.

         NOTE: THE DISCLOSURE ABOVE IS DESIGNATED AS YEAR 2000 READINESS DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of LTV.

NAME                      AGE*      OFFICE
Peter Kelly               57        Chairman of the Board, President and Chief Executive Officer
James F. Haeck            52        Executive Vice President
Richard J. Hipple         46        Executive Vice President
Arthur W. Huge            53        Executive Vice President and Chief Financial Officer
Jeffrey A. Saxon          50        Executive Vice President
Glenn J. Moran            51        Senior Vice President, General Counsel and Secretary
George T. Henning         57        Vice President and Controller
John C. Skurek            54        Vice President and Treasurer

*  As of December 31, 1998.

OFFICERS

         The only employee of LTV and its subsidiaries who is a director of LTV is Mr. Kelly, the Chairman of the Board, President and Chief Executive Officer of LTV. Mr. David H. Hoag, who had been Chairman of the Board, retired as Chairman of the Board and as a director of LTV effective January 31, 1999.

         All officers, except Messrs. Henning and Saxon, have been employed by LTV or its subsidiaries for more than the last five years.

         Mr. Kelly became Chairman of the Board of LTV in February 1999, and Chief Executive Officer of LTV in September 1998. He has been a director of LTV since July 1997. Additionally, since July 1997, he has been President and Chief Operating Officer of LTV. Prior thereto, since February 1991, he was a Group Vice President of LTV. He has been President and a director of LTV Steel since February 1991. He also serves as a director of National City Bank.

         Mr. Haeck was elected an Executive Vice President of LTV in February 1998. Prior thereto, since January 1996, he served as Senior Vice President-Commercial of LTV. During the last five years, Mr. Haeck has also served as Senior Vice President-Commercial and Senior Vice President-Flat Rolled Operations at LTV Steel, Vice President and General Manager of Cleveland Works and Vice President and General Manager of Tubular Products at LTV Steel.

         Mr. Hipple was elected an Executive Vice President of LTV in February 1998. Prior thereto, since February 1997 he served as Senior Vice President-Purchasing, Engineering and Strategic Planning of LTV. During the last five years, Mr. Hipple has also served in a variety of officer positions at LTV Steel with responsibilities in the purchasing, engineering, environmental and strategic planning areas.

         Mr. Huge was elected Executive Vice President in February 1998 and has served as Chief Financial Officer of LTV since June 1993. Prior to his election as an Executive Vice President, Mr. Huge served as a Senior Vice President of LTV. Mr. Huge has also served as Vice President and Chief Financial Officer of LTV Steel for more than the past five years.

         Mr. Saxon joined the Company as an Executive Vice President in February 1998. Prior thereto, since 1994, Mr. Saxon served as Group Vice
President-Specialty Plastics of The BFGoodrich Company.

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

INTEGRATED STEEL PRODUCING FACILITIES

         The Company has two integrated steel mills, Cleveland Works and Indiana Harbor Works, and various finishing, galvanizing and processing facilities as well as stand alone tin mill operations. During the last five years, the Company has spent approximately $1.3 billion to modernize and upgrade these core integrated steel facilities. In November 1998, the Company announced the permanent closure of certain finishing operations at LTV's Cleveland Works.

         The Cleveland Works at Cleveland, Ohio produces a variety of flat rolled products. Major facilities include three blast furnaces, two basic oxygen furnaces, two continuous slab casters, one vacuum degassing and two ladle metallurgy systems, two hot strip mills, two cold reducing mills, a continuous anneal line, sheet finishing facilities and an electroplate line. In November 1998, the Company announced the closing in 1999 of certain finishing facilities at the Cleveland Works.

         The Indiana Harbor Works at East Chicago, Indiana produces a variety of flat rolled products. Major facilities include two blast furnaces, a basic oxygen furnace, a continuous slab caster, a vacuum degassing and ladle reheating system, a hot strip mill, a cold reducing mill, two sheet finishing facilities, two hot dipped galvanizing lines and a tin mill.

         Responding to the recent surge in unfairly traded steel imports, the Company curtailed operations at its Cleveland and Indiana Harbor Works beginning in the fourth quarter of 1998, including idling certain facilities for a two week period at the Cleveland Works.

         LTV also operates a tin mill in Aliquippa, Pennsylvania. The Company's two tin mills (which includes one at Indiana Harbor Works as described above) have a combined operating capacity aggregating 840,000 tons and operated at a combined rate of 88% of capacity during 1998.

         LTV also operates finishing operations in Hennepin, Illinois. The Hennepin facilities, which receive semi-finished products from the steel producing facilities, include a cold reducing mill, a sheet finishing mill and a hot dipped galvanizing line. LTV also currently operates coke batteries in Chicago, Illinois and Warren, Ohio.

         Electro-Galvanizing Lines. LTV owns interests in two electro-galvanizing lines. The first, involving a joint venture owned 60% by a subsidiary of LTV and 40% by a subsidiary of Sumitomo, is located at LTV's Cleveland Works. The line produces one-sided and two-sided zinc-coated flat rolled steel products and has an annual capacity of approximately 420,000 tons of coated products. The second line, located in Columbus, Ohio and involving a joint venture that is owned equally by subsidiaries of LTV and Sumitomo, produces zinc, nickel/zinc and nickel/zinc/organic coated products and has an annual capacity of approximately 360,000 tons of coated product. Substantially all of the cold rolled steel that is coated at these facilities is produced by LTV, and LTV is responsible for all sales and marketing of coated products processed by the joint venture. The two electro-galvanizing lines operated at a combined rate of 80% of capacity during 1998.

         In January 1999, the partnership entered into a new operating lease covering the equipment at the Cleveland electro-galvanizing line, extending the lease term until 2009. The partnership has an option to renew the lease or purchase the equipment at the end of the lease.

         The Company is considering the feasibility of entering into a joint venture with a third party for the purpose of converting the Columbus facility to a hot dipped galvanizing line capable of producing 500,000 tons of hot dip galvanize product annually.

         Railroads. LTV owns all of the capital stock of the following six terminal switching railroad companies: Aliquippa and Southern Railroad Company, serving the Aliquippa tin mill; The Cuyahoga Valley Railway Company and The River Terminal Railway Company, serving the Cleveland Works; The Mahoning Valley Railway Company, serving the Youngstown electric weld pipe mill; The Monongahela Connecting Railroad Company in Pittsburgh; and the Chicago Short Line Railway Company, serving the Indiana Harbor Works. All are common carriers subject to regulation by the Surface Transportation Board and are used primarily by LTV.

Suitability

         LTV's steel-related facilities are well maintained, considered adequate for their intended purposes and being utilized for their intended purposes.

USWA Collateral Arrangement

         LTV has agreed with the USWA to grant liens on property used in the Company's flat rolled steel operations with an appraised value of $500 million to secure payment of (i) certain retiree health benefits to salaried and hourly employees and retirees and (ii) certain employer contributions under a defined contribution plan for hourly employees (collectively, the "Secured Obligations"). The maximum amount recoverable to pay the Secured Obligations upon foreclosure of the collateral is $250 million. Pursuant to such agreement, LTV has granted liens on certain plant, property and equipment at its Cleveland Works and a royalty free license or sublicense with respect to intellectual properties used in connection with the manufacture of products at such facilities.

RAW MATERIALS-LTV'S INTEGRATED STEEL OPERATIONS

Iron Ore

         LTV owns interests in two iron ore mining operations which are used in LTV's flat rolled steel operations. LTV's share of production at these mines during 1998 was sufficient to meet 100% of its iron ore requirements. LTV's share of reserves at these mines is sufficient to meet its anticipated iron ore requirements in the near term.

         LTV estimates that as of January 1, 1999, the total of its proven crude ore reserves and of its proportionate share of such reserves of the companies in which it has an ownership interest was such that, when mined and beneficiated, there could be produced for use by LTV approximately 447 million gross tons (a gross ton is equivalent to 2,240 pounds) of iron pellets averaging approximately 64% iron content. These ore reserves at the end of 1998, and 1998 activity, were as follows:

                                               PROVEN                                                    1998
                                                NET                     ANNUAL          SHARE OF      DELIVERIES
                                             INTEREST IN    IRON         ORE              1998         TO STEEL
                                             RESERVES(a)   CONTENT    ENTITLEMENT      PRODUCTION      PLANTS(b)
                                             -----------   -------    -----------      ----------      ---------
                                                                    (GROSS TONS IN THOUSANDS)
Properties:
  LTV Steel Mining Company(c).............    407,000       64%         7,500(c)          7,109          7,436
  Empire Iron Mining Partnership(d).......     39,500       64%         2,000             1,967          1,884
                                               ------                   -----             -----          -----
Total Properties..........................    446,500                   9,500             9,076          9,320

(a) LTV's ownership interest in reserves is stated in gross tons of pellets.
(b) "1998 Deliveries to Steel Plants" does not include the sale of ore products to third parties.
(c) LTV owns 100% of LTV Steel Mining Company located in Minnesota. The entitlement is based on normal annual plant capacity, and the production level can be reduced at LTV's discretion.
(d) LTV holds a 25% interest in Empire Iron Mining Partnership which operates an iron ore mine and pellet facility in Michigan. LTV can reduce its annual ore purchase requirements. Minimum ore purchase requirements in 1998 totaled 1,333,333 gross tons.

         Ore reserves are expected to be exhausted prior to the expiration dates of the various leases associated with LTV's mining properties. LTV is committed to pay its share of the annual cost of the Empire Iron Mining operations either through cash advances or purchases of ore at market prices.

         During 1998, the average blast furnace charge consisted of approximately 92% pellets and 8% sinter. During 1998, 98% of LTV's pellet and sinter requirements came from affiliated sources.

Metallurgical Coal and Coke

         Metallurgical coal is used to make coke which is used in blast furnaces in LTV's integrated steel operations to make iron in the raw steelmaking process. All LTV's metallurgical coal requirements are purchased from unaffiliated third parties under a number of short and intermediate term contracts.

          LTV produced 45% of its coke requirements for its integrated steel operations during 1998 and expects to produce 40% of its anticipated requirements for 1999 at its owned coke batteries. The operational life of LTV's batteries located at Warren, Ohio and Chicago, Illinois could be adversely affected by increasingly stringent environmental regulations or their inability to continue to meet existing environmental standards. LTV shut down its coke plant in Pittsburgh, Pennsylvania in 1998. LTV anticipates, however, that its internal coke supply, together with coke purchased from third parties (approximately 60%), will meet substantially all of its near-term coke requirements. See "Item 1. Business--Significant Developments" and "Item 3. Legal Proceedings" for information relating to existing and threatened environmental proceedings involving the Company's coke batteries.

Other Raw Materials

         LTV has a 53.5% interest in Presque Isle Corporation which operates a limestone quarry located in Michigan for use in LTV's integrated steel operations. LTV's share of Presque Isle Corporation's proven limestone reserves was approximately 123,900,000 gross tons as of December 31, 1998. In 1998, LTV used approximately 433,000 gross tons of limestone from Presque Isle and other sources in its steelmaking operations. LTV owns a burnt lime processing plant at Grand River, Ohio, which processes limestone from Presque Isle and other sources into burnt lime. In 1998, approximately 44% of the 311,000 net tons of high calcite burnt lime consumed by LTV's flat rolled steel operations came from these sources.

         Substantially all other raw materials for use in LTV's integrated steel operations are purchased in the open market from domestic and foreign sources. Most of such raw materials, including scrap, nickel, tin, zinc and ferroalloys, are expected to continue to be in sufficient supply, although market prices have historically been subject to wide fluctuations.

         During the past three years, the Company has purchased a significant amount of semi-finished slabs from other steel producers to supplement its own production. The availability of such slabs, and the prices at which they can be purchased, may vary, especially during periods of peak production in the steel industry. See "Steel Production" above.

Energy

         The Company uses substantial amounts of electricity, natural gas, fuel oil and coal, particularly in its flat rolled steel operations, all of which are purchased at competitive or prevailing market prices. Adequate sources of supply exist for all the Company's requirements.

METAL FABRICATION FACILITIES

         The Company's tubular products facilities are located in Ferndale, Michigan; Cleveland, Marion, Youngstown and Elyria, Ohio; Counce, Tennessee; and Cedar Springs, Georgia and manufacture electric weld pipe and welded tubing (pressure tubing, mechanical tubing, cold drawn tubing and electrical metallic conduit).

         VP Building's headquarters is located in Memphis, Tennessee and occupies 40,800 square feet of office space. Metal building systems components are manufactured by VP Buildings at plants located in Alabama, Arkansas, California, Missouri, North Carolina, Ohio, Texas and Wisconsin. UPI's plant is located in Mt. Bethel, Pennsylvania.

CORPORATE AND OTHER FACILITIES

         The Trico Steel minimill operation, in which the Company owns an interest, is located in Decatur, Alabama. The CAL facility, in which the Company owns an interest, is located in the Republic of Trinidad and Tobago.

                   PROPERTY ADDITIONS AND CAPITAL EXPENDITURES

         Capital expenditures and depreciation and amortization for the periods indicated are as follows:

                                                              1998         1997           1996
                                                              ----         ----           ----
                                                                        (IN MILLIONS)

      Capital Expenditures.......................
           Integrated Steel....................                310           310             240
           Metal Fabrication...................                 52            16               3
           Corporate and Other.................                 --            --              --
                                                              ----          ----            ----
           Total...............................                362           326             243

      Depreciation and Amortization..............
           Integrated Steel....................                247           255             263
           Metal Fabrication...................                 12             8               3
           Corporate and Other.................                 --            --              --
                                                              ----          ----            ----
           Total...............................                259           263             266

         The expenditures for integrated steel operations during 1998, 1997 and 1996 were mainly to refurbish blast furnaces and for equipment and facilities which are designed to reduce cost, increase production efficiency and improve quality and for environmental control projects. During this three year period, the Company also made substantial expenditures for the development of a new information systems project to support the Company's business processes. LTV is currently engaged in the implementation phase of the project. All existing and future information systems supporting these business processes are being maintained principally by outside information systems providers under long-term contracts. Included in the above under Metal Fabrication are capital expenditures for the construction of the new Marion, Ohio tubular plant. Capital spending for environmental control projects, primarily for the Integrated Steel operations, during 1998, 1997 and 1996 was $14 million, $32 million and $27 million, respectively.

         Capital expenditures in 1999 are expected to aggregate approximately $300 million, which include the cost of a blast furnace reline at the Cleveland Works.

         Additionally, LTV's investment in its leading steel technologies operations totaled $80 million in 1998 and $101 million in 1997 primarily for Trico Steel and the construction of the direct reduced iron plant in the Republic of Trinidad and Tobago.

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

Environmental Proceedings

         Legal and administrative actions have been taken or are being threatened against LTV and its subsidiaries, as discussed below, by the EPA and the States of Indiana, Illinois and Ohio or their environmental agencies for alleged violations of various federal and state environmental laws and regulations. The Company has accrued for losses and costs associated with these actions that are probable and estimable or otherwise provided for studies which will provide a basis for estimation.

         In December 1998, the U.S. Department of Justice, representing the U.S. EPA, filed a complaint against LTV Steel in the United States District Court for the Northern District of Ohio. The complaint charges that LTV Steel allegedly violated applicable opacity standards at the C-5 blast furnace top and cast house, the C-6 blast furnace cast house and the No. 1 BOF shop precipitator stacks at the Cleveland Works and applicable sulfur oxide emission standards at the C-1 blast furnace stoves and a boiler at the Cleveland Works at various times over a period of several years. The complaint also charges that LTV Steel discharged pollutants into the Mahoning River without authorization pursuant to or in violation of the terms of its NPDES permit at its Warren coke plant and alleges violations of applicable regulations relating to hazardous waste materials at the Warren coke plant. The complaint seeks to enjoin LTV Steel from further violations of the Clean Air Act, Clean Water Act and the Resource Conservation and Recovery Act and civil penalties of up to $25,000 or $27,500 per violation, depending on the date of the violation, for each day of violation of these Acts.

         In March 1998, the U.S. Department of Justice filed a civil action on behalf of the U.S. EPA in the United States District Court for the Western District of Pennsylvania alleging LTV Steel violated applicable pushing and combustion stack opacity emission standards in connection with the operation of its Pittsburgh coke plant in and after October 1996. In January 1999, the United States amended its complaint to allege that violations had occurred as early as November 1994. The complaint seeks civil penalties not to exceed $25,000 per day per violation for alleged violations occurring on or before January 30, 1997 and $27,500 per day per violation for alleged violations that occurred after January 30, 1997. In April 1998, the Allegheny County Health Department filed a motion to intervene and a separate complaint in the case. The complaint seeks penalties for alleged violations in the amount of $25,000 per day. The Group Against Smog and Pollution and Allegheny County have been granted intervenor status in the action. Operations at the coke plant, which has been permanently closed, ceased February 28, 1998.

         In January 1999, the U.S. EPA issued a Notice of Violation with respect to LTV Steel's Grand River, Ohio lime plant. The Notice of Violation alleges that violations of the opacity standards applicable to the kiln precipitators have occurred at various times over the past several years and constitute violations of the Clean Air Act subject to the remedies provided therein.

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

         In May 1998, LTV Steel received a Notice of Violation from the IDEM alleging that LTV Steel exceeded applicable opacity standards at the H-3 blast furnace cast house at its Indiana Harbor Works on certain days in May, June and November 1997. IDEM is seeking civil penalties of up to $25,000 for each day of violation of the applicable standards and the installation of additional pollution control equipment at the H-3 blast furnace cast house. LTV Steel and IDEM are engaged in discussions in an effort to settle the Notice of Violation.

         IDEM had also issued NOVs to LTV Steel relating to basic oxygen furnace ("BOF") precipitator stack emissions and fugitive emissions from the BOF roof monitors at the Indiana Harbor Works. The NOVs were resolved pursuant to an Agreed Order entered into between LTV Steel and IDEM which has now terminated. The Order provided for a civil penalty of $426,750, all but $85,350 of which has been satisfied by the construction of certain environmental projects. In addition, LTV Steel was required to demonstrate compliance through July 1, 1998 with applicable air quality standards at the BOF roof monitors or install further controls if compliance is not demonstrated. The compliance demonstration was made as required.

         In November 1996, IDEM and the United States Department of Interior informed the Company and 15 other companies of their intent to perform a National Resource Damage Assessment ("NRDA") of the Grand Calumet River System. Each of the 16 entities was asked to contribute an unspecified amount of funding for the study, which will cover a significant area that has been used for industrial purposes for over a century. No cost estimate or schedule for implementation of the study has been provided. IDEM also indicated that the Company has been identified as a potentially responsible party in connection with the release of hazardous substances and oil and the subsequent damages resulting from natural resource injury. Because of the preliminary nature of this matter, the Company is unable to predict whether any action might be recommended or required as a result of this study or the potential cost to the Company of any such action. In addition, the Army Corps of Engineers (the "Corps") has issued a feasibility report concerning dredging of the federal channel within the Indiana Harbor and Indiana Harbor Ship Canal. Preliminary estimates of the cost of the dredging are approximately $135 million. According to the Corps' report, if dredging occurs, it will be funded primarily by the federal government. However, the Corps also indicated that some non-federal funding may be necessary. No claims have been filed against the Company with respect to the dredging project, and the Company has not been asked to contribute to the cost of the project.

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

         State of Ohio. On July 8, 1998, the Ohio Attorney General filed a complaint in the Cuyahoga County Court of Common Pleas alleging various instances of noncompliance with LTV Steel's NPDES permit at its Cleveland Works over an approximate five year period. Concurrent with this filing, a consent agreement was filed with the court resolving the allegations in the complaint. The agreement requires a payment of $419,000 in civil penalties and the implementation of a number of water pollution control studies at the plant. LTV Steel may or may not be required to install modifications to its water pollution control facilities depending upon the results of these studies.

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

Other

         In 1996, LTV Steel filed an action in the U.S. Court of Federal Claims seeking recovery of approximately $25 million in Federal Insurance Contribution Act ("FICA") and Federal Unemployment Tax Act ("FUTA") taxes which were paid by LTV Steel to the U.S. government during the period 1987 through 1993 in connection with certain pension make-up payments made to certain hourly and salaried retirees. The Company's position is that these pension payments are not subject to FICA and FUTA taxes. On October 19, 1998, the U.S. Court of Federal Claims granted LTV Steel summary judgment. The parties have stipulated the amount of the judgment, which is still subject to appeal, to be approximately $24.6 million, plus statutory interest which the Company estimates to be approximately $25 million. The judgment will cover taxes collected by the U.S. Internal Revenue Service on certain pension payments for the tax years 1987 through 1993. Approximately one-third of the total amount recovered by LTV will be refunded to eligible retirees.

         In January 1999, the Illinois Circuit Court (Tenth Judicial Circuit) dismissed the purported class action filed on behalf of retirees described in the Company's Report on Form 10-Q for the Second Quarter of 1998 after the Company sent the notice to retirees sought by plaintiffs and offered to such retirees the requested retiree benefits. In connection with the dismissal, the Company agreed to pay plaintiffs' attorneys fees.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                 Not applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         "Shareholders' Information" on the inside back cover, "Five-Year Financial Summary" on page 30, "Quarterly Financial Information" on page 31 and "Liquidity and Financial Resources" on page 6 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

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

         The LTV Board of Directors has selected April 28, 2000 as the Tentative Meeting Date for the Annual Meeting of Stockholders in 2000. Accordingly, stockholders who intend to propose business for consideration, or to nominate persons for election as directors at the 2000 Annual Meeting, will be required to provide notice and the required information to the Company no earlier than January 29, 2000 and no later than February 28, 2000.

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

ITEM 6.       SELECTED FINANCIAL DATA.

         "Five-Year Financial Summary" on page 30 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis" on pages 4 through 9 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Quantitative and Qualitative Disclosure About Market Risk on page 8 of the 1998 Annual Report to Shareholders is incorporated by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The listing on page F-1 lists all financial statements which are filed as a part of this Report and which are incorporated herein by reference.

         "Quarterly Financial Information" on page 31 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to the directors of LTV to be included in LTV's Annual Proxy Statement for the 1999 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1999, is incorporated herein by reference. Information relating to the executive officers of LTV is included in "Item 1. Business-Executive Officers of the Registrant."

ITEM 11.      EXECUTIVE COMPENSATION.

         Information relating to management remuneration and transactions included in LTV's Annual Proxy Statement for the 1999 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1999, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to ownership of LTV stock by the directors and officers of LTV and owners of more than 5% of any class of LTV stock to be included in LTV's Annual Proxy Statement for the 1999 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1999, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions to be included in LTV's Annual Proxy Statement for the 1999 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 1999, is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) and (2) List of Financial Statements and Financial Statement Schedules.

         Reference is made to the listing preceding the financial statements and financial statement schedules attached hereto on page F-1 for a list of all financial statements and financial statement schedules filed as exhibits and part of this Report including the Financial Statements of Trico Steel Company, L.L.C. filed as part of this Annual Report pursuant to Rule 3.09 of Regulation S-X.

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

         (d)      Financial Statement Schedules.

         The response to this portion of Item 14 is submitted as a separate section of this Report on page F-1.

         (2)-(1)                -   The LTV Second Modified Joint Plan of Reorganization (incorporated herein by reference to Exhibit (28)(a)-(3) to LTV's Annual Report on Form 10-K for the
                                    Fiscal Year ended December 31, 1992, filed with the Commission (File No. 1-4368)
                                    on March 31, 1993)

         (2)-(2)                -   Confirmation Order of the United States Bankruptcy Court for the Southern
                                    District of New York entered on May 27, 1993, confirming the LTV Second Modified
                                    Joint Plan of Reorganization (which includes, as Exhibit C to the Confirmation
                                    Order, amendments to the LTV Second Modified Joint Plan of Reorganization)
                                    (incorporated herein by reference to Exhibit 2(2) to LTV's Current Report on
                                    Form 8-K, filed with the Commission (File No. 1-4368) on June 7, 1993)

         (3)-(1)                -   Restated Certificate of Incorporation of LTV dated June 28, 1993 (incorporated herein by reference to Exhibit 3.1 to LTV's Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (3)-(2)                -   Certificate of Designations for Series B Preferred Stock (incorporated herein by reference to Exhibit 4 to SMI America, Inc.'s 13D Filing)

         (3)-(3)                -   Amendments to LTV's By-Laws adopted on October 25, 1996 (incorporated herein by reference to Exhibit (3)-(1) to LTV's Report on Form 10-Q for the quarter ended
                                    September 30, 1996)

         (10)-(1)               -   LTV Executive Benefit Plan as amended and restated effective January 1, 1985
                                    (incorporated herein by reference to Exhibit (10)(c)-(2) to LTV's Report on Form
                                    10-K for the year ended December 31, 1985)

         (10)-(2)               -   Amendment to LTV Executive Benefit Plan adopted November 20, 1987 (incorporated herein by reference to Exhibit (10)(c)-(3) to LTV's Report on Form 10-K for the
                                    year ended December 31, 1987)

         (10)-(3)               -   LTV Excess Benefit Plan dated as of January 1, 1985 (incorporated herein by reference to Exhibit (10)(c)-(5) to LTV's Report on Form 10-K for the year ended
                                    December 31, 1984)

         (10)-(4)               -   Securities Purchase Agreement dated as of May 26, 1993 by and among LTV, LTV
                                    Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to
                                    Exhibit 2 to SMI America, Inc.'s 13D Filing)

         (10)-(5)               -   Common Stock Registration Rights Agreement dated as of June 28, 1993 by and between LTV and SMI America, Inc. (incorporated herein by reference to Exhibit 5 to SMI America, Inc.'s 13D Filing)

         (10)-(6)               -   Consultation and Management Participation Agreement dated as of June 28, 1993 between LTV and Sumitomo Metal Industries, Ltd. (incorporated herein by reference to Exhibit 6 to SMI America, Inc.'s 13D Filing)

         (10)-(7)               -   L-S Exchange Right and Security Agreement dated as of June 28, 1993 by and among
                                    LTV/EGL Holding Company, Sumikin EGL Corp., LTV, SMI America Inc., and Sumitomo
                                    Metal USA Corporation (incorporated herein by reference to Exhibit 7 to SMI
                                    America, Inc.'s 13D Filing)

         (10)-(8)               -   Amendments Nos. 1 and 2 to the Securities Purchase Agreement dated as of May 26,
                                    1993 among LTV, LTV Steel Company, Inc. and SMI America, Inc. (incorporated herein by reference to Exhibit (10)-(20) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)

         (10)-(9)               -   Revolving Credit Agreement dated as of October 12, 1994 among LTV Sales Finance
                                    Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent (incorporated herein by reference to
                                    Exhibit (10)-(22) to LTV's Report on Form 10-Q for the quarter ended September
                                    30, 1994)

         (10)-(10)              -   Receivables Purchase and Sale Agreement dated as of October 12, 1994 among LTV,
                                    LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products
                                    Company, Georgia Tubing Corporation and LTV Sales Finance Company (incorporated herein by reference to Exhibit (10)-(23) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)

         (10)-(11)              -   Accession Agreement dated as of October 12, 1994 among LTV Sales Finance
                                    Company, the financial institutions listed on the signature pages thereof, the issuing bank named thereon, and Bankers Trust Company as facility agent and collateral agent (incorporated herein by reference to Exhibit (10)-(24) to LTV's
                                    Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(12)              -   Trust Termination Acknowledgment and Agreement, dated October 12, 1994, between
                                    LTV Sales Finance Company and Wilmington Trust Company (incorporated herein by reference to Exhibit (10)-(25) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(13)              -   Assignment and Transfer Agreement, dated as of October 12, 1994, by and between
                                    LTV Master Receivables Trust and LTV Sales Finance Company (incorporated herein by reference to Exhibit (10)-(26) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(14)              -   Collateral Trust Agreement dated as of May 25, 1993 among LTV, LTV Steel
                                    Company, Inc., United Steelworkers of America and Bank One Ohio Trust Company,
                                    NA, as Collateral Trustee (incorporated herein by reference to Exhibit 10.33 to
                                    LTV's Report on Form 10-Q for the quarter ended June 30, 1993)



         (10)-(15)              -   Open-End Mortgage, Security Agreement and Fixture Filing dated as of June 28,
                                    1993 by LTV Steel Company, Inc. to Bank One Ohio Trust Company, N.A.
                                    (incorporated herein by reference to Exhibit 10.34 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(16)              -   License Agreement dated as of June 28, 1993 between LTV Steel Company, Inc. and
                                    Bank One Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit
                                    10.35 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(17)              -   Settlement Agreement and Stipulated Order on behalf of the United States of
                                    America on behalf of the United States Environmental Protection Agency approved by the United States Bankruptcy Court Southern District of New York (the
                                    "Court") on April 15, 1993 and supplemented by Exhibit 10.38 below (incorporated herein by reference to Exhibit 10.38 to LTV's Report on Form 10-Q for the
                                    quarter ended June 30, 1993)

         (10)-(18)              -   Second Settlement Agreement and Stipulated Order supplementing 10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit
                                    10.39 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(19)              -   Settlement Agreement and Stipulated Order on behalf of the State of Minnesota approved by the Court on May 19, 1993 (incorporated herein by reference to
                                    Exhibit 10.39 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(20)              -   Settlement Agreement and Stipulated Order on behalf of the State of Indiana on behalf of the Indiana Department of Environmental Management approved by the
                                    Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.40 to
                                    LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(21)              -   Settlement Agreement and Stipulated Order on behalf of the State of New York and approved by the Court on May 24, 1993 (incorporated herein by reference to
                                    Exhibit 10.42 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(22)              -   Settlement Agreement and Stipulated Order on behalf of the State of Connecticut and approved by the Court on May 19, 1993 (incorporated herein by reference to
                                    Exhibit 10.43 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(23)              -   Settlement Agreement and Stipulated Order on behalf of the Commonwealth of
                                    Pennsylvania and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.44 to LTV's Report on Form 10-Q for the quarter ended
                                    June 30, 1993)

         (10)-(24)              -   Settlement Agreement and Stipulated Order on behalf of the State of Ohio on behalf of the Ohio Environmental Protection Agency and approved by the Court on
                                    May 24, 1993 (incorporated herein by reference to Exhibit 10.45 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(25)              -   Settlement Agreement and Stipulated Order on behalf of the State of Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to
                                    Exhibit 10.46 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(26)              -   Closing Agreement Between LTV, its subsidiaries and the Commissioner of Internal
                                    Revenue as filed with the United States Bankruptcy Court for the Southern
                                    District of New York on May 14, 1993 (incorporated herein by reference to
                                    Exhibit 10.47 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(27)              -   The LTV Corporation Non-Employee Directors Stock Option Plan adopted on October
                                    22, 1993 (incorporated herein by reference to Exhibit 10.49 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(28)              -   Amendment to LTV Executive Benefit Plan adopted October 22, 1993 (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration
                                    Statement on Form S-1 [Registration No. 33-50217])

         (10)-(29)              -   LTV Executive Benefit Trust Agreement approved on October 22, 1993 (incorporated herein by reference to Exhibit 10.51 to Amendment No. 2 to LTV's Registration
                                    Statement on Form S-1 [Registration No. 33-50217])

         (10)-(30)              -   The LTV Corporation Supplemental Management Retirement Plan adopted on October
                                    22, 1993 (incorporated herein by reference to Exhibit 10.52 to Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

         (10)-(31)              -   The LTV Corporation Supplemental Management Retirement Trust Agreement approved on October 22, 1993 (incorporated herein by reference to Exhibit 10.53 to
                                    Amendment No. 2 to LTV's Registration Statement on Form S-1 [Registration No.
                                    33-50217])

         (10)-(32)              -   The LTV Corporation Management Incentive Program as amended on January 28, 1994
                                    (incorporated by reference to Exhibit (10)-(53) to LTV's Report on Form 10-K for
                                    the year ended December 31, 1993)

         (10)-(33)              -   Amendment to The LTV Corporation Supplemental Management Retirement Plan adopted on January 28, 1994 (incorporated by reference to Exhibit (10)-(54) to LTV's
                                    Report on Form 10-K for the year ended December 31, 1993)

         (10)-(34)              -   Amendment to LTV Executive Benefit Plan adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the
                                    quarter ended September 30, 1994)

         (10)-(35)              -   Amendment to The LTV Corporation Management Incentive Program adopted October
                                    28, 1994 (incorporated herein by reference to Exhibit (10)-(49) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(36)              -   Amendment to The LTV Corporation Supplemental Management Retirement Plan adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to
                                    LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(37)              -   The Hourly Employee Stock Payment Alternative Plan (incorporated herein by reference to Exhibit 4.3 to LTV's Registration Statement on Form S-8
                                    [Registration No. 33-56861])

         (10)-(38)              -   Amendment No. 1 to the Receivables Purchase and Sale Agreement dated as of
                                    October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company,
                                    LTV Steel Tubular Products Company, Georgia Tubing Corporation and LTV Sales
                                    Finance Company (incorporated herein by reference to Exhibit (10)-(57) to LTV's
                                    Report on Form 10-Q for the quarter ended September 30, 1995)

         (10)-(39)              -   The LTV Corporation Amended and Restated Non-Employee Directors' Equity
                                    Compensation Plan adopted on November 22, 1996 (incorporated herein by reference to Exhibit (10)-(58) to LTV's Report on Form 10-K for the year ended December
                                    31, 1996)

         (10)-(40)              -   The LTV Corporation Amended and Restated Non-Employee Directors' Deferred
                                    Compensation Plan adopted on November 22, 1996 (incorporated herein by reference to Exhibit (10)-(59) to LTV's Report on Form 10-K for the year ended December
                                    31, 1996)

         (10)-(41)              -   The LTV Corporation Amended and Restated Executive Deferred Compensation Plan
                                    adopted on October 25, 1996 (incorporated herein by reference to Exhibit
                                    (10)-(60) to LTV's Report on Form 10-K for the year ended December 31, 1996)

         (10)-(42)              -   Indenture between LTV and The Chase Manhattan Bank, as Trustee, (incorporated by reference to Exhibit 4.1 to LTV's Registration Statement on Form S-4
                                    [Registration No. 333-40425])

         (10)-(43)              -   The LTV Change in Control and Severance Pay Plan I (filed as Exhibit 10.1 to
                                    Amendment No. 1 to LTV's Registration Statement on Form S-4 [Registration No.
                                    333-40425])

         (10)-(44)              -   Note Purchase and Letter of Credit Agreement dated as of February 26, 1998 among
                                    LTV Steel Company, Inc., various financial institutions (as defined therein),
                                    Chase Securities, Inc., as placement agent, The Chase Manhattan Bank, as administrative agent and The Chase Manhattan Bank, as collateral agent
                                    (incorporated by reference to Exhibit (10)-(52) to LTV's Report on Form 10-Q for
                                    the quarter ended June 30, 1998)

         (10)-(45)              -   Guaranty made as of February 26, 1998 by LTV Steel Products, LLC given in connection with the Note Purchase and Letter of Credit Agreement dated as of
                                    February 26, 1998 among LTV Steel Company, Inc., various financial institutions
                                    (as defined therein), Chase Securities, Inc., as placement agent, The Chase
                                    Manhattan Bank, as administrative agent and The Chase Manhattan Bank, as collateral agent (incorporated by reference to Exhibit (10)-(53) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

         (10)-(46)              -   Contribution and Sale Agreement dated as of February 26, 1998 among LTV Steel
                                    Products, LLC, as purchaser, LTV Steel Company, Inc., as servicer, and LTV Steel
                                    Company, Inc. and Georgia Tubing Corporation, as initial sellers (incorporated by reference to Exhibit (10)-(54) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

         (10)-(47)              -   Inventory Processing and Servicing Agreement dated as of February 26, 1998 by and among LTV Steel Products, LLC, LTV Steel Company, Inc., as processor and servicer, and The Chase Manhattan Bank, as collateral agent (incorporated by reference to Exhibit (10)-(55) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

         (10)-(48)              -   Trust Agreement dated as of February 26, 1998 among LTV Steel Products, LLC, as issuer, and The Chase Manhattan Bank as collateral agent (incorporated by reference to Exhibit (10)-(56) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

         (10)-(49)              -   Amendment No. 2 dated as of March 1, 1998 to the Receivables Purchase and Sale
                                    Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc.,
                                    Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing
                                    Corporation and LTV Sales Finance Company and Amendment No. 1 to Revolving
                                    Credit Agreement dated as of October 12, 1994 among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent, both dated as of March 1, 1998
                                    (incorporated by reference to Exhibit (10)-(57) to LTV's Report on Form 10-Q for
                                    the quarter ended June 30, 1998)

         (10)-(50)              -   Agreement dated as of December 2, 1998 between LTV, the PBGC, the Initial LTV
                                    Group (as defined in the Agreement) and LTV, as Administrator of the Restored
                                    Plans (filed herewith)

         (10)-(51)              -   Employment, Retirement and Non-Competition Agreement dated as of December 28,
                                    1998 between LTV and David H. Hoag (filed herewith).

         (11)                   -   Statement re Computation of Per Share Earnings (filed herewith)

         (13)                   -   Portions of the 1998 Annual Report to Shareholders incorporated into this Report by reference (filed herewith)

         (21)                   -   List of subsidiaries (filed herewith)

         (23)                   -   Consent of Ernst & Young LLP (filed herewith)

         (27)                   -   Financial Data Schedule (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of February 1999.

                                              THE LTV CORPORATION


                                              By  /s/ Glenn J. Moran
                                                  ---------------------
                                                     (Glenn J. Moran)



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

     Signature                                Title                                  Date
     ---------                                -----                                  ----


/s/ J. PETER KELLY                  Chairman of the Board, President,                February 26 , 1999
--------------------------          Chief Executive Officer and a Director
   (J. Peter Kelly)


/s/ ARTHUR W. HUGE                  Executive Vice President and                     February 26, 1999
--------------------------          Chief Financial Officer
   (Arthur W. Huge)                 (Principal Financial Officer and
                                    Principal Accounting Officer)



/s/ GEORGE T. HENNING               Vice President and Controller                    February 26, 1999
--------------------------
   (George T. Henning)



/s/ EDGAR L. BALL                   Director                                         February 26, 1999
--------------------------
    (Edgar L. Ball)

/s/ COLIN C. BLAYDON                Director                                         February 26, 1999
--------------------------
   (Colin C. Blaydon)



/s/ WILLIAM H. BRICKER              Director                                         February 26, 1999
--------------------------
    (William H. Bricker)



/s/ JOHN E. JACOB                   Director                                         February 26, 1999
--------------------------
    (John E. Jacob)



/s/ EDWARD C. JOULLIAN III          Director                                         February 26, 1999
--------------------------
  (Edward C. Joullian III)



/s/ M. THOMAS MOORE                 Director                                         February 26, 1999
--------------------------
   (M. Thomas Moore)



/s/ VINCENT A. SARNI                Director                                         February 26, 1999
--------------------------
   (Vincent A. Sarni)



/s/ SAMUEL K. SKINNER               Director                                         February 26, 1999
--------------------------
   (Samuel K. Skinner)



/s/ STEPHEN B. TIMBERS              Director                                         February 26, 1999
--------------------------
  (Stephen B. Timbers)



/s/ FARAH M. WALTERS                Director                                         February 26, 1999
--------------------------
   (Farah M. Walters)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of February 1999.

                                        THE LTV CORPORATION


                                        By _________________________
                                              (Glenn J. Moran)



      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                          Title                                 Date
         ---------                          -----                                 ----

____________________________     Chairman of the Board, President,                February 26, 1999
    (J. Peter Kelly)             Chief Executive Officer and a Director



____________________________     Executive Vice President and                     February 26, 1999
    (Arthur W. Huge)             Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)



____________________________     Vice President and Controller                    February 26, 1999
    (George T. Henning)



____________________________     Director                                         February 26, 1999
    (Edgar L. Ball)

____________________________     Director                                         February 26, 1999
    (Colin C. Blaydon)



____________________________     Director                                         February 26, 1999
    (William H. Bricker)



____________________________     Director                                         February 26, 1999
    (John E. Jacob)



____________________________     Director                                         February 26, 1999
 (Edward C. Joullian III)



____________________________     Director                                         February 26, 1999
    (M. Thomas Moore)



____________________________     Director                                         February 26, 1999
    (Vincent A. Sarni)



____________________________     Director                                         February 26, 1999
    (Samuel K. Skinner)



____________________________     Director                                         February 26, 1999
    (Stephen B. Timbers)



____________________________     Director                                         February 26, 1999
     (Farah M. Walters)

                               THE LTV CORPORATION

                       FORM 10-K - ITEM 14 (a)(1) and (2)
                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


         The following is a listing of the consolidated financial statements which are incorporated herein by reference. The consolidated financial statements of LTV and subsidiaries and Ernst & Young LLP's report thereon, included in the 1998 Annual Report to Shareholders, are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and the pages listed in Items 5, 6, 7 and 8, the 1998 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

                                                                                          Reference Page
                                                                                          --------------
                                                                                            1998 Annual
                                                                                             Report to
                                                                                           Shareholders
                                                                                           Incorporated
                                                                                           by Reference
                                                                                          --------------
The LTV Corporation
Report of Ernst & Young LLP, Independent Auditors...................................           29
At December 31, 1998 and 1997:
     Consolidated balance sheet.....................................................           11
For the years ended December 31, 1998, 1997 and 1996:
     Consolidated statement of operations...........................................           10
     Consolidated statement of cash flows...........................................           12
     Consolidated statement of changes in equity....................................           13
Notes to consolidated financial statements..........................................           14-28

         The following is a listing of financial statements of Trico Steel Company, L.L.C. which are included as part of this Report.

Report of Ernst & Young LLP, Independent Auditors...................................           T-1
At December 31, 1998 and 1997:
     Balance sheet..................................................................           T-2
For the years ended December 31, 1998 and 1997:
     Statement of operations........................................................           T-3
For the years ended December 31, 1998, 1997 and 1996:
     Statements of cash flows.......................................................           T-4
     Statements of changes in members' equity.......................................           T-5
Notes to financial statements.......................................................           T-6-T-12



         All schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are inapplicable, or the information required thereby is set forth in the financial statements or the notes thereto.

               Report of Ernst & Young LLP, Independent Auditors


The Members
Trico Steel Company, L.L.C.


We have audited the accompanying balance sheets of Trico Steel Company, L.L.C. as of December 31, 1998 and 1997, and the related statement of operations for each of the two years then ended, and the related statements of changes in Members' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trico Steel Company, L.L.C. at December 31, 1998 and 1997 and the results of its operations for each of the two years ended December 31, 1998 and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1997 the Company changed its method of accounting for start-up costs.

                                                           /s/ Ernst & Young LLP

January 22, 1999

                           Trico Steel Company, L.L.C.
                                 Balance Sheets
                                 (In Thousands)

                                                            December 31,
ASSETS                                                   1998         1997
                                                      ---------    ---------
Current assets:
      Cash and cash equivalents                       $   9,936    $  15,763
      Related party receivables, less allowances of
          $1,483 in 1998, and $1,626 in 1997             18,195       25,252
      Other receivables                                     925          904
      Inventories (Note 3)                               24,774       26,471
      Prepaid expenses and other                            520          588
                                                      ---------    ---------
Total current assets                                     54,350       68,978

Property, plant and equipment (Note 1):
      Land and land improvements                         29,769       28,666
      Buildings                                         135,812      125,121
      Machinery and equipment                           400,323      370,103
      Construction in progress                            1,919       18,039
                                                      ---------    ---------
                                                        567,823      541,929
      Less accumulated depreciation                      45,875       18,149
                                                      ---------    ---------
Net property, plant and equipment                       521,948      523,780

Debt issuance costs (Note 1)                              8,342        8,118
Other assets                                               --            928
                                                      ---------    ---------

TOTAL ASSETS                                          $ 584,640    $ 601,804
                                                      =========    =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
      Note payable                                    $    --      $   2,500
      Accounts payable                                   24,187       32,042
      Accrued liabilities                                 1,376        2,013
      Accrued interest payable                            1,675        1,574
                                                      ---------    ---------
Total current liabilities                                27,238       38,129

Long-term debt (Note 4)                                 284,175      261,260

Deferred income (Note 1)                                 11,133       11,384

Members' equity:
      Paid-in capital                                   464,876      393,410
      Retained deficit                                 (202,782)    (102,379)
                                                      ---------    ---------
Total members' equity                                   262,094      291,031
                                                      ---------    ---------

TOTAL LIABILITIES AND MEMBERS' EQUITY                 $ 584,640    $ 601,804
                                                      =========    =========

The accompanying notes are an integral part of these financial statements.

                           Trico Steel Company, L.L.C.
                             Statement of Operations
                                 (In Thousands)

                                                         Year Ended December 31,
                                                            1998        1997
                                                         ---------    ---------

Sales to Trico Steel Company, Inc.                       $ 258,264    $  98,396

Costs and expenses:
     Cost of products sold                                 298,971      139,777
     Depreciation and amortization                          28,020       18,355
     Selling, general and administrative                    14,864       17,620
     Net interest expense                                   17,949       17,096
     Other income                                           (1,137)      (6,973)
                                                         ---------    ---------
Total                                                      358,667      185,875
                                                         ---------    ---------

Net loss before cumulative effect of accounting change    (100,403)     (87,479)

Cumulative effect of accounting change for
     start-up costs (Note 3)                                  --        (14,900)
                                                         ---------    ---------

NET LOSS ALLOCABLE TO MEMBERS                            $(100,403)   $(102,379)
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                           Trico Steel Company, L.L.C.
                            Statements of Cash Flows
                                 (In Thousands)

                                                                    Year Ended December 31,
                                                                1998         1997        1996
                                                             ---------    ---------    ---------
OPERATING ACTIVITIES
Net loss allocable to Members                                $(100,403)   $(102,379)
Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                           28,020       18,355
        Cumulative effect of accounting change                    --         14,900
        Allowance for doubtful accounts and sales returns         (143)       1,626
        Changes in operating assets and liabilities:
            Related party receivables                            7,200      (26,878)
            Other receivables                                      (21)        (904)
            Inventories                                          1,697      (22,862)   $  (3,609)
            Prepaid expenses and other assets                      996         --         (9,439)
            Accounts payable and other accrued liabilities      (8,391)      22,124       10,186
                                                             ---------    ---------    ---------
Net cash used in operating activities                          (71,045)     (96,018)      (2,862)

INVESTING ACTIVITIES
Additions to property, plant and equipment                     (25,894)     (93,207)    (280,362)
                                                             ---------    ---------    ---------
Net cash used in investing activities                          (25,894)     (93,207)    (280,362)

FINANCING ACTIVITIES
Payments on note payable                                        (2,500)        --           --
Increase in notes payable                                         --          2,500         --
Payments on long-term debt                                      (1,085)        --           --
Proceeds from issuance of long-term debt                          --         98,260      163,000
Proceeds from Members' borrowing                                24,000         --           --
Proceeds from Members' contributions                            71,466       92,200      121,046
Debt issuance costs                                             (1,135)        (517)      (2,626)
Proceeds from grants                                               366           75        5,114
                                                             ---------    ---------    ---------
Net cash provided by financing activities                       91,112      192,518      286,534
                                                             ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents                (5,827)       3,293        3,310
Cash and cash equivalents at beginning of year                  15,763       12,470        9,160
                                                             ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   9,936    $  15,763    $  12,470
                                                             =========    =========    =========

CASH PAID FOR INTEREST                                       $  18,080    $  16,590    $   1,932
                                                             =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                           Trico Steel Company, L.L.C.
                    Statements of Changes in Members' Equity
                                 (In Thousands)

                                                           Total
                                 Paid-In     Retained     Members'
                                 Capital     Deficit      Equity
                                ---------   ---------    ---------
Balance at January 1, 1996      $ 180,164                $ 180,164
Members' contributions            121,046                  121,046
                                ---------   ---------    ---------
Balance at December 31, 1996      301,210                  301,210
Net loss allocable to Members        --     $(102,379)    (102,379)
Members' contributions             92,200        --         92,200
                                ---------   ---------    ---------
Balance at December 31, 1997      393,410    (102,379)     291,031
Net loss allocable to Members        --      (100,403)    (100,403)
Members' contributions             71,466        --         71,466
                                ---------   ---------    ---------

BALANCE AT DECEMBER 31, 1998    $ 464,876   $(202,782)   $ 262,094
                                =========   =========    =========


The accompanying notes are an integral part of these financial statements.

                           Trico Steel Company, L.L.C.

                          Notes to Financial Statements

                               December 31, 1998

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

Trico Steel Company, L.L.C. (the "Company"), formed on December 22, 1994, operates a steel mini-mill that utilizes an electric arc/thin slab casting process and pickle line facility in Decatur, Alabama. Steel production began in April 1997 with an expected annual capacity of 2.2 million tons. Prior to beginning steel production in 1997, the Company was in a development stage, and capitalized all start-up costs (see Note 2).

The Company is a Delaware limited liability company owned by three entities (referred to as Members) that are wholly-owned subsidiaries of: The LTV Corporation (50%), Sumitomo Metal USA Corporation (25%), and British Steel plc (25%). The Members have contributed to the Company their respective ownership portion of $464.9 million as paid-in capital as of December 31, 1998.

The Company operates in one industry segment. All sales are to Trico Steel Company, Inc. (a wholly-owned subsidiary of The LTV Corporation), its sole and exclusive distributor of product for resale. The Company records sales at time of shipment. All credit risks are borne by the Company. The Company extends credit on normal terms and management does not believe it has a significant concentration of credit risk in any one geographic area or market segment.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 1998 and 1997 principally include cash and amounts invested in money market certificates.

INVENTORIES

Inventories are stated at lower of cost or market value. The Company's cost is based on the first-in, first-out (FIFO) method.

                           Trico Steel Company, L.L.C.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method. Estimated useful lives range from fifteen to twenty-five years for buildings and three to twenty years for machinery and equipment. Land is stated at estimated fair value as of the date of the grant. Interest associated with construction in progress was capitalized in the amount of $.6 million, $5.9 million and $3.0 million, in 1998, 1997 and 1996, respectively.

DEBT ISSUANCE COSTS

Costs related to debt issuance are deferred and amortized over the term of the related debt. Accumulated amortization was approximately $1.6 million at December 31, 1998 and $.7 million at December 31, 1997.

INCOME TAXES

For income tax purposes, the Members have elected to be taxed as a partnership. Consequently, no federal or state income tax provision or benefit is recorded by the Company.

DEFERRED INCOME

The Company recorded the fair value of donated land and proceeds received from various grants as deferred income. Such deferred amounts are accreted to income based on the lives of the assets to which they relate. Accumulated accretion was $1.1 million at December 31, 1998 and $.5 million at December 31, 1997.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

                           Trico Steel Company, L.L.C.

2.     CHANGE IN ACCOUNTING PRINCIPLE

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants cleared its Statement of Position, "Reporting on the Costs of Start-up Activities", and on April 3, 1998, formally issued Statement of Position 98-5 which requires the costs of start-up activities to be expensed as incurred. The Company elected early adoption of this statement. The cumulative effect of this change as of January 1, 1997 was a charge of $14.9 million.

3.     INVENTORIES

Inventories are as follows (in thousands):

                                                                1998       1997
                                                              --------   --------

Raw Materials and mill supplies                               $ 19,228   $ 17,671
Products                                                         5,546      8,800
                                                              --------   --------

                                                              $ 24,774   $ 26,471
                                                              ========   ========

4.     FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                1998       1997
                                                              --------   --------
Tax-Exempt Bonds, variable interest rate, approximately
     4.20% at December 31, 1998, due 2026 and 2027            $ 75,000   $ 50,000

Taxable Bonds, variable interest rates, approximate
     effective interest rate of 7.27% at December 31, 1998,
     due from 2000 through 2027                                174,175    211,260

Taxable Bonds, variable interest rates, approximate
     effective interest rate of 6.8% at December 31, 1998,
     due 2027                                                   11,000       --

Members' debt, variable interest rates, approximate
     effective interest rate of 6.50% at December 31, 1998,
     unsecured, due 2008                                        24,000       --
                                                              --------   --------

                                                              $284,175   $261,260
                                                              ========   ========

Substantially all assets of the Company collateralize the tax-exempt and taxable bonds.

                           Trico Steel Company, L.L.C.

4.     FINANCING ARRANGEMENTS AND LONG-TERM DEBT--CONTINUED

In November, 1995 the Company entered into a $285 million credit and reimbursement agreement (the facility) with a syndicate bank group. The facility was structured to support tax-exempt and taxable bonds. As of December 31,1998, $260 million was outstanding of which $75 million is in tax-exempt bonds. The tax-exempt bonds (for the purchase and construction of various solid waste disposal components of the project) are supported by a direct pay letter of credit issued by Chase Manhattan Bank. Until certain production capability criteria are met, as defined in the agreement, the maximum draw allowable under a $75 million revolving credit portion of the facility, is $52 million. The $52 million of borrowings are due in 2008.

The facility contains covenants that include requirements to meet certain financial ratios, maintain restricted working capital and certain other restrictions and limitations.

In July 1998, an agreement was made with the Members and the syndicated bank group that permitted the Company to borrow $30 million from its Members. In connection with this change, the date on which to compute the debt ratio covenant was changed from December 31, 1998 to December 31, 1999. An aggregate of $24 million was outstanding at December 31, 1998 under this agreement.

On December 18, 1998, the Company and the syndicated bank group amended the debt agreements to allow for junior subordinated debt from its Members. The Company has executed an agreement to borrow up to $50 million at a rate of LIBOR plus a specified margin rate under a junior subordinated debt arrangement from the Members. The termination date for this facility is April 11, 2008 and there was no amount outstanding under this agreement at December 31, 1998.

The Company has a credit agreement for letters of credit with an aggregate face amount not to exceed $1.5 million. At December 31, 1998, $.8 million was outstanding in letters of credit.

As of January 22, 1999, the Company had borrowed the remaining $6 million available under the $30 million Members' debt arrangement and borrowed $3 million under the $50 million junior subordinated debt arrangement with the Members.

                           Trico Steel Company, L.L.C.

4.     FINANCING ARRANGEMENTS AND LONG-TERM DEBT--CONTINUED

Future maturities of long-term debt as of December 31, 1998 are as follows (in thousands):

           Year Ending:
                 1999                          $        --
                 2000                                 10,611
                 2001                                 11,491
                 2002                                 12,434
                 2003                                 13,475
                 Thereafter                          236,164
                                             -----------------

                                               $     284,175
                                             =================

5.     COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under cancelable and non-cancelable leases that expire at various dates. Minimum future operating lease obligations in effect at December 31, 1998 are as follows (in thousands):

           Year Ending:
                 1999                          $       1,532
                 2000                                  1,532
                 2001                                  1,529
                 2002                                  1,118
                 2003                                    343
                                             -----------------

                                               $       6,054
                                             =================

Rental expense on operating leases was $3.2 million for the year ended December 31, 1998 and $1.7 million for the year ended December 31, 1997.

                           Trico Steel Company, L.L.C.

6.     DEFERRED COMPENSATION AND EMPLOYEE BENEFITS PLANS

Effective August 1, 1996, the Company adopted a 401(k) plan covering all employees. The Company provided a 25% match for the first 6% of the employee's qualified compensation contributed to the plan. Effective May 3, 1998, the Company increased the match to 50% for the first 6% of the employee's qualified compensation contributed to the plan. The amount of expense recorded by the Company with respect to these plans for the year ended December 31, 1998 and 1997 was $.3 million and $.1 million, respectively.

7.     RELATED PARTY TRANSACTIONS

The Company paid $15.3 million in 1998, $3.7 million in 1997 and $1.7 million in 1996 to related parties for goods and services.

8.     SUBSEQUENT TRANSFORMER FAILURE (UNAUDITED)

The Company experienced a failure of a second of three transformers for incoming power to the facility on January 27, 1999. The first transformer failure occurred in November, 1998. The Company's engineers and operators are reconfiguring and/or installing alternative sources of power supply. Management is currently investigating the causes of these failures. Management believes the property damage and business interruption caused by the failures should be substantially covered by insurance.

9.     YEAR 2000 (UNAUDITED)

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. Any of the Company's computer programs that have time sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, production difficulties, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Failure by the Company and or significant third parties such as power utility providers and other critical suppliers and major customers, to complete Year 2000 readiness activities in a timely manner could have an adverse effect on the Company's business.

Since many of the Company's computer and operating systems have been purchased and installed subsequent to the discovery of the Year 2000 issue, testing was accomplished during installation and problems were resolved as discovered.

                           Trico Steel Company, L.L.C.

9.     YEAR 2000 (UNAUDITED)--CONTINUED

The Company has formed a Steering Committee for Year 2000 issues, which meets regularly and is comprised of high-level executives and other management personnel to assess the readiness of the Company on this issue. The Committee believes that adapting systems to reflect the year 2000 will not have a material adverse effect on the results of operations. Costs associated with this issue have not been material to date and are not expected to have a material impact on the Company in the future.

Management has begun a program of querying significant third parties, including suppliers, utility and other resource providers and customers to assess their Year 2000 readiness. Management is not presently aware of any known significant third parties which are not expected to be Year 2000 compliant.