Form 10-Q
period 1999-03-31
LTV CORP
filed 1999-04-23
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1999                      Commission File No. 1-4368




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

                                              Yes [ X ]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              99,797,484 shares of common stock
                                                   (as of April 16, 1999)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)
                                   (Unaudited)

                                          Three Months Ended
                                               March 31,
                                          ------------------
                                           1999       1998
                                          -------    -------
SALES                                     $   988    $ 1,127

Costs and expenses:
    Cost of products sold                     895        985
    Depreciation and amortization              65         65
    Selling, general and administrative        45         45
    Results of affiliates' operations          13          9
    Net interest and other income              (3)        (9)
                                          -------    -------
       Total                                1,015      1,095
                                          -------    -------

INCOME (LOSS) BEFORE INCOME TAXES             (27)        32

Income tax provision:
    Taxes payable                               2          2
    Taxes not payable in cash                -            11
                                          -------    -------
       Total                                    2         13

                                          -------    -------
NET INCOME (LOSS)                         $   (29)   $    19
                                          =======    =======

Earnings (loss) per share:
    Basic                                 $ (0.30)   $  0.19
                                          =======    =======

    Diluted                               $ (0.30)   $  0.19
                                          =======    =======

Cash dividends per common share           $  0.03    $  0.03
                                          =======    =======

------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)

                                                                     March 31,   December 31,
                                                                       1999          1998
                                                                    ----------    ----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                       $       94    $      101
    Marketable securities                                                  163           210
                                                                    ----------    ----------
          Total cash and marketable securities                             257           311
    Receivables, less allowance for doubtful accounts                      442           375
    Inventories:
          Products                                                         563           571
          Materials, purchased parts and supplies                          245           283
                                                                    ----------    ----------
               Total inventories                                           808           854
    Prepaid expenses, deposits and other                                    18            15
                                                                    ----------    ----------
               Total current assets                                      1,525         1,555
                                                                    ----------    ----------
INVESTMENTS IN AFFILIATES                                                  313           314
OTHER NONCURRENT ASSETS                                                    189           190
PROPERTY, PLANT AND EQUIPMENT                                            4,353         4,325
    Allowance for depreciation                                          (1,118)       (1,060)
                                                                    ----------    ----------
               Total property, plant and equipment                       3,235         3,265
                                                                    ----------    ----------
                                                                    $    5,262    $    5,324
                                                                    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                $      316    $      321
    Accrued employee compensation and benefits                             322           328
    Other accrued liabilities                                              197           190
                                                                    ----------    ----------
               Total current liabilities                                   835           839
                                                                    ----------    ----------
NONCURRENT LIABILITIES
    Long-term debt                                                         302           302
    Postemployment health care and other insurance benefits              1,547         1,552
    Pension benefits                                                       558           565
    Other                                                                  427           438
                                                                    ----------    ----------
               Total noncurrent liabilities                              2,834         2,857
                                                                    ----------    ----------
SHAREHOLDERS' EQUITY
    Convertible preferred stock (aggregate liquidation value $50)            1             1
    Common stock (par value $0.50 per share)                                53            53
    Additional paid-in capital                                           1,033         1,032
    Retained earnings                                                      588           621
    Treasury stock (5 million shares at cost)                              (68)          (68)
    Accumulated other comprehensive loss and other                         (14)          (11)
                                                                    ----------    ----------
               Total shareholders' equity                                1,593         1,628
                                                                    ----------    ----------
                                                                    $    5,262    $    5,324
                                                                    ==========    ==========

---------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                      ------------------------
                                                                         1999          1998
                                                                      ----------    ----------
OPERATING ACTIVITIES
    Net income (loss)                                                 $      (29)   $       19
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Noncash losses of affiliates                                          13             9
        Depreciation and amortization                                         65            65
        Income tax provision not payable in cash                            -               11
        Defined benefit pension expense                                       (5)            1
        Postemployment benefit payments (more) than related expense           (5)           (5)
        Changes in assets, liabilities and other                             (33)          (13)
                                                                      ----------    ----------
            Net cash provided by operating activities                          6            87
                                                                      ----------    ----------

INVESTING ACTIVITIES
    Capital expenditures                                                     (37)          (73)
    Investments in steel-related businesses                                  (13)          (33)
    Net sales of marketable securities                                        47            14
    Other                                                                     (6)         -
                                                                      ----------    ----------
            Net cash used in investing activities                             (9)          (92)
                                                                      ----------    ----------

FINANCING ACTIVITIES
    Borrowings                                                              -               11
    Dividends paid and other                                                  (4)           (5)
                                                                      ----------    ----------
            Net cash (used in) provided by financing activities               (4)            6
                                                                      ----------    ----------

Net (decrease) increase in cash and cash equivalents                          (7)            1
Cash and cash equivalents at beginning of period                             101           160
                                                                      ----------    ----------

Cash and cash equivalents at end of period                            $       94    $      161
                                                                      ==========    ==========

Supplemental cash flow information is presented as follows:
    Interest payments                                                 $       13    $        1
    Income tax payments                                                        1             2
    Capitalized interest                                                       7             8
    Purchases of marketable securities                                        64         1,057
    Sales and maturities of marketable securities                            111         1,071

---------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE (1) - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform with the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1998 included in the LTV Annual Report to Shareholders incorporated by reference in the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE (2) - At March 31, 1999, accumulated other comprehensive loss included in the balance sheet amounted to $14 million with no material changes since December 31, 1998. The accumulated other comprehensive loss at March 31, 1998 was $3 million, with no material changes since December 31, 1997.

NOTE (3) - The Company has a 50% interest, accounted for under the equity method, in an unconsolidated joint venture, Trico Steel Company, L.L.C. ("Trico Steel"), which began commercial operations in April 1997. Included in LTV's consolidated results are pretax losses of $13 million and $9 million for the quarters ended March 31, 1999 and 1998, respectively, representing the Company's share of Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):

Results of operations, for the three months ended March 31,  1999     1998
                                                             -----    -----
       Net sales                                             $  47    $  80
       Costs and expenses                                       73       98
                                                             -----    -----
          Pretax loss                                        $ (26)   $ (18)
                                                             =====    =====

Financial position at March 31,                              1999     1998
                                                             -----    -----
       Current assets                                        $  50    $  96
       Noncurrent assets                                       525      530
       Current liabilities                                     (30)     (43)
       Noncurrent liabilities                                 (309)    (273)
                                                             -----    -----
          Net assets                                         $ 236    $ 310
                                                             =====    =====

NOTE (4) - The Company operates in three reportable segments consisting of Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products for the domestic transportation, appliance, container and electrical equipment markets. Metal Fabrication produces pipe, conduit and tubular products for use in transportation, agriculture, oil and gas and construction industries. The segment also engineers and manufactures pre-engineered, low-rise steel building systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of steel-related joint ventures, primarily Trico Steel and Cliffs and Associates Limited ("CAL"), which are accounted for using the equity method and corporate investments and related income and expense.

LTV's reportable segments are strategic business units grouped by similar products, technologies and manufacturing processes. They are managed separately because each segment serves a different market and group of customers. Segment performance is measured on pretax profit or loss from operations before special items. Integrated Steel accounts for intersegment sales at current market prices as if transactions had taken place with third parties.

                                                    Three Months Ended March 31, 1999
                                            --------------------------------------------------
                                             Integrated     Metal     Corporate
                                                Steel     Fabrication   & Other       Total
                                             ----------   ----------- ---------       -----
Trade sales                                 $      840    $      148   $      -      $   988
Intersegment sales                                  29           -            -           29
Segment income (loss) before income taxes          (23)            9        (13)         (27)

                                                    Three Months Ended March 31, 1999
                                            -------------------------------------------------
                                             Integrated     Metal     Corporate
                                                Steel     Fabrication   & Other       Total
                                             ----------   ----------- ---------       -----
Trade sales                                 $      964    $      163   $      -      $ 1,127
Intersegment sales                                  24           -            -           24
Segment income (loss) before income taxes           23            14         (5)          32

NOTE (5) - LTV's wholly owned subsidiary, LTV Steel Company, Inc., has fully and unconditionally guaranteed the Company's obligation to pay principal, premium, if any, and interest with respect to the Senior Notes due September 2007. The following supplemental condensed consolidating financial statements of The LTV Corporation present: the balance sheets as of March 31, 1999 and December 31, 1998; statements of operations and cash flows for the three months ended March 31, 1999 and 1998. The LTV Corporation (Parent), LTV Steel Company, Inc. (Guarantor) and the Non-Guarantor Subsidiaries account for their investments in subsidiaries using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet
(in millions)

                                                                                      March 31, 1999
                                                          -----------------------------------------------------------------------
                                                                                       Non-Guarantor
                                                            Parent        Guarantor    Subsidiaries    Eliminations  Consolidated
                                                          -----------   ------------   ------------    ------------  ------------
Cash, cash equivalents and marketable securities          $       233   $       (10)   $        34    $       -      $       257
Receivables                                                         2           -              440            -              442
Notes receivable/(payable)                                        -             890           (890)           -             -
Inventories                                                       -             -              808            -              808
Other current assets                                                2             8              8            -               18
                                                          -----------   -----------    -----------    -----------    -----------
      Total current assets                                        237           888            400            -            1,525
                                                          -----------   -----------    -----------    -----------    -----------
Intercompany, net                                                 316           120           (436)           -             -
Investments and other noncurrent assets                         1,372           220            445         (1,535)           502
Property, plant and equipment, net                               -            3,016            219            -            3,235
                                                          -----------   -----------    -----------    -----------    -----------
         Total assets                                     $     1,925   $     4,244    $       628    $    (1,535)   $     5,262
                                                          ===========   ===========    ===========    ===========    ===========

Total current liabilities                                 $        16   $       737    $        82    $       -      $       835
Long-term debt                                                    299           -                3            -              302
Postemployment health care and other insurance benefits           -           1,425            122            -            1,547
Pension benefits                                                  -             553              5            -              558
Other                                                              17           390             20            -              427
Shareholders' equity                                            1,593         1,139            396         (1,535)         1,593
                                                          -----------   -----------    -----------    -----------    -----------
         Total liabilities and shareholders' equity       $     1,925   $     4,244    $       628    $    (1,535)   $     5,262
                                                          ===========   ===========    ===========    ===========    ===========

                                                                                    December 31, 1998
                                                          -----------------------------------------------------------------------
                                                                                       Non-Guarantor
                                                            Parent        Guarantor    Subsidiaries    Eliminations  Consolidated
                                                          -----------   ------------   ------------    ------------  ------------
Cash, cash equivalents and marketable securities          $       276   $       (22)   $        57    $       -      $       311
Receivables                                                         3           -              372            -              375
Notes receivable/(payable)                                        -             891           (891)           -              -
Inventories                                                       -             -              854            -              854
Other current assets                                                3             8              4            -               15
                                                          -----------   -----------    -----------    -----------    -----------
      Total current assets                                        282           877            396            -            1,555
                                                          -----------   -----------    -----------    -----------    -----------
Intercompany, net                                                 282           125           (407)           -              -
Investments and other noncurrent assets                         1,405           189            447         (1,537)           504
Property, plant and equipment, net                               -            3,039            226            -            3,265
                                                          -----------   -----------    -----------    -----------    -----------
         Total assets                                     $     1,969   $     4,230    $       662    $    (1,537)   $     5,324
                                                          ===========   ===========    ===========    ===========    ===========

Total current liabilities                                 $        25   $       700    $       114    $       -      $       839
Long-term debt                                                    298           -                4            -              302
Postemployment health care and other insurance benefits           -           1,432            120            -            1,552
Pension benefits                                                  -             560              5            -              565
Other                                                              18           400             20            -              438
Shareholders' equity                                            1,628         1,138            399         (1,537)         1,628
                                                          -----------   -----------    -----------    -----------    -----------
         Total liabilities and shareholders' equity       $     1,969   $     4,230    $       662    $    (1,537)   $     5,324
                                                          ===========   ===========    ===========    ===========    ===========

Condensed Consolidating Statement of Operations
(in millions)

                                                            Three Months Ended March 31, 1999
                                        -----------------------------------------------------------------------------
                                                                       Non-Guarantor
                                           Parent        Guarantor      Subsidiaries    Eliminations     Consolidated
                                        ----------      ------------    ------------    ------------     ------------
Net sales                               $        -      $        902    $      1,142    $    (1,056)    $        988
Costs and expenses:
  Cost of products sold                          -               837           1,114         (1,056)             895
  Depreciation and amortization                  -                58               7            -                 65
  Selling, general and administrative              2              33              10            -                 45
  Results of affiliates' operations               29              15              13            (44)              13
  Net interest and other                          (4)            (17)             18            -                 (3)
                                        ------------    ------------    ------------   ------------      ------------
     Total                                        27             926           1,162         (1,100)           1,015
                                        ------------    ------------    ------------   ------------      ------------
Income (loss) before income taxes                (27)            (24)            (20)            44              (27)
Income tax provision                               2             -               -              -                  2
                                        ------------    ------------    ------------   ------------      ------------
     Net income (loss)                  $        (29)   $        (24)   $        (20)   $        44     $        (29)
                                        ============    ============    ============   ============      ============

                                                            Three Months Ended March 31, 1998
                                        -----------------------------------------------------------------------------
                                                                       Non-Guarantor
                                           Parent        Guarantor      Subsidiaries    Eliminations   Consolidated
                                        ------------    ------------    ------------   ------------    ------------
Net sales                               $        -      $      1,025    $        601   $       (499)   $      1,127
Costs and expenses:
  Cost of products sold                          -               918             566           (499)            985
  Depreciation and amortization                  -                58               7            -                65
  Selling, general and administrative              4              32               9            -                45
  Results of affiliates' operations              (29)             (4)              9             33               9
  Net interest and other                          (7)             (9)              7            -                (9)
                                        ------------    ------------    ------------   ------------    ------------
     Total                                       (32)            995             598           (466)          1,095
                                        ------------    ------------    ------------   ------------    ------------
Income (loss) before income taxes                 32              30               3            (33)             32
Income tax provision (credit)                     13              12               1            (13)             13
                                        ------------    ------------    ------------   ------------    ------------
     Net income (loss)                  $         19    $         18    $          2   $        (20)   $         19
                                        ============    ============    ============   ============    ============

Condensed Consolidating Cash Flows Statement
(in millions)

                                                                           Three Months Ended March 31, 1999
                                                          -----------------------------------------------------------------------
                                                                                       Non-Guarantor
                                                             Parent       Guarantor     Subsidiaries   Eliminations  Consolidated
                                                          ------------   ------------   ------------   ------------  ------------

Cash (used in) provided by operating activities           $        (40)  $         49   $         (3)  $        -    $          6
Investing activities:
  Capital expenditures                                             -              (29)            (8)           -             (37)
  Investments in affiliates                                        -              -              (13)           -             (13)
  Net sales of marketable securities                                47            -              -              -              47
  Other                                                            -               (8)             2            -              (6)
                                                          ------------   ------------   ------------   ------------  ------------
     Net cash provided by (used in) investing activities            47            (37)           (19)           -              (9)
                                                          ------------   ------------   ------------   ------------  ------------
Financing activities:
  Dividends paid and other                                          (4)           -              -              -              (4)
                                                          ------------   ------------   ------------   ------------  ------------
     Net cash (used in) financing activities                        (4)           -              -              -              (4)
                                                          ------------   ------------   ------------   ------------  ------------
Net increase (decrease) in cash and cash equivalents                 3             12            (22)           -              (7)
Cash and cash equivalents at beginning of period                    66            (22)            57            -             101
                                                          ------------   ------------   ------------   ------------  ------------
Cash and cash equivalents at end of period                $         69   $        (10)  $         35   $        -    $         94
                                                          ============   ============   ============   ============  ============

                                                                           Three Months Ended March 31, 1998
                                                          -----------------------------------------------------------------------
                                                                                       Non-Guarantor
                                                             Parent       Guarantor     Subsidiaries   Eliminations  Consolidated
                                                          ------------   ------------   ------------   ------------  ------------

Cash provided by operating activities                     $          1   $         67   $         19   $        -    $         87
Investing activities:
  Capital expenditures                                             -              (70)            (3)           -             (73)
  Investments in affiliates                                        -              -              (33)           -             (33)
  Net sales of marketable securities                                14            -              -              -              14
                                                          ------------   ------------   ------------   ------------  ------------
     Net cash provided by (used in) investing activities            14            (70)           (36)           -             (92)
                                                          ------------   ------------   ------------   ------------  ------------
Financing activities:
  Borrowings                                                       -              -               11            -              11
  Dividends paid and other                                          (5)           -              -              -              (5)
                                                          ------------   ------------   ------------   ------------  ------------
     Net cash (used in) provided by financing activities            (5)           -               11            -               6
                                                          ------------   ------------   ------------   ------------  ------------
Net increase (decrease) in cash and cash equivalents                10             (3)            (6)           -               1
Cash and cash equivalents at beginning of period                   108            (16)            68            -             160
                                                          ------------   ------------   ------------   ------------  ------------
Cash and cash equivalents at end of period                $        118   $        (19)  $         62   $        -    $        161
                                                          ============   ============   ============   ============  ============

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Summary results for the three months ended March 31, 1999 and 1998 for each segment are listed below ($ in millions):

                                       Integrated Steel   Metal Fabrication  Corporate and Other
                                       ----------------   -----------------  -------------------
                                        1999       1998      1999     1998      1999       1998
                                        ----       ----      ----     ----      ----       ----
Sales
  Trade                              $    840   $    964  $    148  $    163  $    -     $    -
  Intersegment                             29         24

Cost of products sold                     801        874       123       135       -          -
Selling, general and administrative        29         30        13        12       3          3
Results of affiliates' operations         -          -         -         -        13          9
Net interest and other income             -          -         -         -        (3)        (8)
Income (loss) before income taxes         (23)        23         9        14     (13)        (5)

Tons in thousands
   Steel shipments
      Trade                             1,810      1,957       109       127
      Intersegment                        117         71
      Raw steel production              2,153      2,224
Operating rate                            101%       105%

Integrated Steel
----------------

Sales in 1999 decreased due to lower average steel selling prices and 8% lower trade steel shipments as a result of the continuing impact of high imports that flooded the market in the last half of 1998.

Cost of products sold as a percentage of sales increased in 1999 from 1998 primarily as a result of lower average selling prices partially offset by cost reductions including purchased materials and a sales tax refund.

Raw steel production at the Company's steelmaking facilities decreased in 1999, primarily due to reduced operating levels in the 1999 quarter. The average operating rate was 101% in 1999 compared to 105% in the prior year.

The Company follows American Iron and Steel Institute ("AISI") standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company's products exceeds production capability.

Selling, general and administrative expenses in 1999 were slightly below the 1998 expenses.

Metal Fabrication
-----------------

Sales in 1999 decreased primarily due to 14% lower tubular product shipments and average selling prices that were 9% below a year ago and partially offset by higher metal buildings sales.

Cost of products sold as a percentage of sales increased in 1999 as a result of lower average tubular product selling prices.

Selling, general and administrative expenses were in line with the prior year.

Corporate and Other
-------------------

Results of affiliates' operations includes steel-related joint ventures such as Trico Steel and CAL. In April 1997, Trico Steel, a joint venture operating a flat rolled steel minimill in which LTV has a 50% interest, commenced commercial operations. Trico Steel has experienced equipment problems that have prevented achievement of its rated capacity of 2.2 million tons. Trico Steel has been operating under restricted power due to the transformer failure that occurred in late January 1999. The installation of a temporary replacement transformer is nearing completion, and increased production rates are expected to be achieved later in the second quarter of 1999.

Also included in this segment are the pre start-up costs of CAL, a direct reduced iron joint venture in which LTV has a 46.5% interest. Construction has been completed and commissioning activities are currently in progress. Limited 1999 production is scheduled to begin by the end of April 1999 to demonstrate process capability and to generate trial material for the market. Full commercial operations will commence as market conditions warrant.

Lower interest and other income resulted from decreased interest income on lower levels of investments and lower capitalized interest.

Income Taxes
------------

The 1999 and 1998 cash taxes consist of state and federal taxes including a less than 80% owned subsidiary. In 1999 the Company recorded a full valuation allowance to offset the non-cash tax benefit arising from the current year loss.

In 1998, the Company recorded $11 million of non-cash taxes. Under fresh start financial statement reporting rules, tax benefits associated with pre-reorganization net deductible temporary differences and net operating loss carryforwards cannot be recognized as a reduction to the tax provision but increase additional paid-in capital.

The Company's ability to reduce its future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986. For the purpose of preserving LTV's ability to utilize its net operating loss carryforwards, Article Ninth of LTV's Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above.

LIQUIDITY AND FINANCIAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, marketable securities, cash from operations, long-term borrowings, amounts available under credit facilities and other external sources of funds.

In 1999, total cash, cash equivalents and marketable securities decreased by $54 million to $257 million as of March 31, 1999. During 1999, cash provided by operating activities amounted to $6 million. Major uses of cash during 1999 included $37 million in capital expenditures and $13 million for investments in steel-related businesses.

The Company has credit facilities with banks, a "Receivables Facility" and an "Inventory Facility," which provide the Company with up to $527 million of financing resources at prevailing market rates. Substantially all of the Company's receivables and inventories are pledged as collateral under these credit agreements. The Company's $20 million Secured Demand Facility expired on March 31, 1999.

Management believes that cash provided by operations, along with its credit facilities, are sufficient to fund the current requirements of working capital, capital expenditures, investments in businesses and joint ventures and other postemployment benefits. Due to the low production levels experienced by Trico Steel, LTV and its other partners have entered into credit commitments in 1998 to lend additional funds to Trico Steel. In the first quarter of 1999, LTV advanced Trico Steel $7 million against these commitments, with $21 million remaining available from LTV.

The Company's Senior Notes contain various covenants that require the Company to maintain certain financial ratios and amounts. This agreement places restrictions on payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. At March 31, 1999, amounts available for future dividends and stock repurchases include $47 million based upon a percentage of defined earnings; an additional $40 million is available and is not limited by earnings. The Company does not believe that the restrictions contained in these covenants will cause significant limitations on its financial flexibility.

Since the second quarter of 1996, the Company has paid quarterly common stock dividends of $0.03 per share.

COMPETITION AND PRICES

Domestic steel producers face significant competition from foreign producers affecting both prices and volume. In the first two months of 1999, based on preliminary reports by the AISI, imports of flat rolled product from all foreign countries were 19% of domestic steel consumption compared to 16% in the comparable period of 1998 and 30% in the fourth quarter of 1998. For the full year 1998, imports of flat rolled product from all foreign countries increased 43% from 1997 levels to approximately 20 million tons, or 25% of domestic steel consumption. A significant amount of the 1998 increase occurred after July 1998. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations of their governments than by prevailing market conditions. Currency fluctuations and reduced consumption by Asian markets resulted in a significant increase in imports in 1998. On September 30, 1998, LTV along with other domestic integrated producers and the United Steelworkers of America ("USWA") filed flat rolled trade cases against dumped and subsidized imports from Japan, Russia and Brazil. In February 1999, the Department of Commerce ("DOC") issued preliminary determinations setting substantial dumping margins on hot rolled steel products from the three countries and requiring importers from these countries to file bonds to cover potential liability for the preliminary dumping margins. Preliminary countervailing duty margins were also set against Brazil. Under a "critical circumstances" finding made by the DOC in November 1998, any liability for dumping margins for products from Japan and Russia is retroactive to mid-November 1998. Liability will ultimately depend on affirmative final determination of injury and dumping by the International Trade Commission and the DOC. Final rulings are anticipated later this year. On February 22, 1999 the DOC announced tentative agreements between the U.S. Government and the Russian Federation which, if finalized, would preclude the imposition of dumping duties in the pending trade cases against Russia, significantly reduce Russian imports of steel, impose a six-month moratorium on the import of hot rolled steel and set minimum prices for imported product. The Company is opposed to the suspension agreement and will likely prosecute to conclusion the trade cases pending against Russia.

LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with minimills, which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some minimill producers to enter certain sectors of the flat rolled market that have traditionally been supplied by integrated producers. Other producers have announced their intention to build additional minimills. Industry experts estimate that current domestic raw steel production capacity will be increased by at least 5% by the end of 2000 as new minimills now under construction engage in start-up operations or begin operation.

Many steel products face substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete.

On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997. Spending charged against this reserve in the first quarter of 1999 totaled $7 million. In April 1999, the Company completed the closure of the cold rolled finishing operations in the Number 2 finishing department at the Cleveland Works. The expense of this closure was included as part of the special charges recorded in the fourth quarter of 1998. There has been no spending against this reserve in 1999.

Joint ventures have been one of the Company's primary means for expanding its operations, and the Company expects to continue to make investments in joint ventures. Many of the joint venture opportunities that the Company is pursuing are start-up operations and require significant investments before becoming operational. The development, construction and start-up of such operations are themselves subject to numerous risks. After start-up, further investments may be required and significant losses could be incurred before any profits are realized.

ENVIRONMENTAL LIABILITIES AND RELATED COSTS

LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean-up of environmental media such as soils and groundwater. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company's facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed. If, in the future, the Company were required to implement corrective actions, the Company could be required to record additional liabilities that cannot be estimated at this time, but could be substantial.

During the first quarter of 1999, the Company spent approximately $6 million for environmental clean-up and related matters at operating and idled facilities, and at March 31, 1999 has a recorded liability of $130 million for known and identifiable environmental and related matters. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent approximately $1 million in 1999 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $30 million annually in capital expenditures during the next five years to meet environmental standards.

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

Since the commencement of its Year 2000 readiness effort in late 1996, LTV has been engaged in a company-wide effort to achieve Year 2000 readiness for both information technology (IT) and non-information technology (Non-IT) systems. The Company expects to achieve company-wide Year 2000 readiness mid 1999. LTV has formed a Steering Committee for Year 2000 issues, which meets regularly and is comprised of high-level executives and other management personnel and Year 2000 consultants. LTV is primarily using its own employees to achieve readiness in most of its manufacturing and operations systems, augmented by outside expertise related to specific systems.

LTV has contracted with its principal Year 2000 outside contractor (the "Outside Contractor") to achieve Year 2000 readiness with respect to its business and related information technology infrastructure systems ("Business Systems"). In addition to the Company's Year 2000 program described above, LTV is continuing to implement a business reengineering project, which began in 1994 and which includes, among other activities, replacing certain information systems with systems that are Year 2000 ready. As a result, those systems scheduled for replacement under the business reengineering project have been excluded from the Year 2000 readiness program and costs which are disclosed below. The Company passed a major milestone with a company-wide activation of the new purchasing, accounts payable, spare parts inventory, human resource and maintenance planning systems completed in April 1999.

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

Currently, the Company's systems are at various stages of readiness. The inventory stage has been completed for manufacturing and operations systems, which include Non-IT systems such as smart sensors, logic controllers, distributed control systems and embedded microprocessors. Remediation, testing and implementation for these systems is approximately 95% complete with the remainder scheduled to be completed by the end of the second quarter of 1999. The Outside Contractor has completed remediation, testing and implementation of mission critical Business Systems.

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

The Company also is in the process of developing a strategy to address the additional potential consequences that may result from unresolved Year 2000 issues, which will include the development of one or more contingency plans by mid 1999. LTV has been querying material third parties, including suppliers, utility and other resource providers and customers to assess their Year 2000 readiness efforts. Positive statements of readiness have been received from 70% of the Company's suppliers. The Company has assumed that any nonresponsive third party will be noncompliant for the purpose of risk assessment. The Company has implemented a supply chain plan for most sole source and mission critical suppliers and customers. This plan included telephone interviews and on-site visits.

The Company has budgeted approximately $55 million for its Year 2000 readiness efforts, with $8 million designated for remediation of manufacturing and operations systems and $47 million allocated for Business Systems. These expenses include replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating known Year 2000 problems. LTV expensed $8 million and $35 million of these costs in the years 1997 and 1998, respectively, and $5 million in the first quarter of 1999. The funds expensed for Year 2000 are outside of the normal information technology budget. Because LTV's readiness program is not yet fully implemented and is subject to certain risks and uncertainties, including the readiness efforts of material third parties, there can be no assurance that LTV will not incur material costs beyond the anticipated costs described above.

The cost of the Year 2000 project and the dates by which LTV believes it will be Year 2000 ready are based on management's current best estimates, which were derived based on numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved; and actual results could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and imbedded computer technology in a timely manner and the ability of LTV's suppliers and customers to become Year 2000 compliant in a timely manner.

OUTLOOK

Demand for the Integrated Steel segment's products remains strong and should result in increased shipments and operating levels in the second quarter of 1999. Despite the strength of the market and the April 4 and the prospective July 1 price increases, average selling prices will remain significantly below 1998 levels.

The Company has a labor agreement with the USWA for the approximately 9,500 active employees, primarily hourly workers, on terms consistent with those negotiated with other major integrated steel producers. The agreement expires August 1, 1999. A new contract could result in increased labor costs in 1999 and subsequent years. Also, the possibility of a work stoppage exists prior to reaching a contract settlement, which could have a material adverse effect on the results of operations.

The Metal Fabrication segment shows continued strong sales of metal buildings systems and electrical conduit in a robust construction market, while some pipe products are being negatively impacted by reduced demand in the energy market and by imports. The Metal Fabrication segment will continue to absorb the start-up operating losses from its new Marion, Ohio tubing facility in the second quarter of 1999.

The Corporate and Other segment will be affected by the reduced power supply at Trico Steel, the startup losses of CAL and reduced interest income on lower cash balances compared to prior years. Trico Steel is operating at reduced levels due to the electric transformer failure that occurred in late January 1999 and is expected to operate at these reduced levels into the second quarter. The depressed prices for direct reduced iron produced by CAL are expected to limit the prospects for achieving profitable production levels.

This report includes forward-looking statements. Our use of the words "outlook," "anticipate," "believes," "estimate," "expect" and similar words are intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in implementing information technology, including Year 2000 compliant systems. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

     On April 14, 1999, the government filed a notice of appeal of the summary judgment granted in favor of LTV in the Federal Insurance Contribution Act and Federal Unemployment Tax Act tax reimbursement case described in the Company's Report on 10-K for the year ended December 31, 1998. The summary judgment, if affirmed on appeal, would provide for the recovery of approximately $25 million, plus statutory interest estimated in excess of $25 million, of taxes collected by the U.S. Internal Revenue Service on certain pension payments for the tax years 1987 through 1993. Approximately one-third of the total amount recovered by LTV will be refunded to eligible retirees.

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

     LTV has selected April 28, 2000 as the Tentative Meeting Date for the next Annual Meeting of Stockholders. Accordingly, stockholders who intended to propose business for consideration, or to nominate persons for election as directors at the 2000 Annual Meeting, are required to provide notice and the required information to the Company no earlier than January 29, 2000 and no later than February 28, 2000.

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

         (2)-(1)                -   The LTV Second Modified Joint Plan of
                                    Reorganization (incorporated herein by
                                    reference to Exhibit (28)(a)-(3) to LTV's
                                    Annual Report on Form 10-K for the Fiscal
                                    Year ended December 31, 1992, filed with the
                                    Commission (File No. 1-4368) on March 31,
                                    1993)

         (2)-(2)                -   Confirmation Order of the United States
                                    Bankruptcy Court for the Southern District
                                    of New York entered on May 27, 1993,
                                    confirming the LTV Second Modified Joint
                                    Plan of Reorganization (which includes, as
                                    Exhibit C to the Confirmation Order,
                                    amendments to the LTV Second Modified Joint
                                    Plan of Reorganization) (incorporated herein
                                    by reference to Exhibit 2(2) to LTV's
                                    Current Report on Form 8-K, filed with the
                                    Commission (File No. 1-4368) on June 7,
                                    1993)

         (3)-(1)                -   Restated Certificate of Incorporation of LTV
                                    dated June 28, 1993 (incorporated herein by reference to Exhibit 3.1 to LTV's
                                    Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (3)-(2)                -   Certificate of Designations for Series B
                                    Preferred Stock (incorporated herein by
                                    reference to Exhibit 4 to SMI America,
                                    Inc.'s 13D Filing)

         (3)-(3)                -   LTV's Restated By-Laws adopted on September
                                    1, 1998 (incorporated herein by reference to Exhibit (3)-(3) to LTV's Report on Form 10-Q for the quarter ended September 30, 1998)

         (10)-(1)               -   LTV Executive Benefit Plan as amended and
                                    restated effective January 1, 1985
                                    (incorporated herein by reference to Exhibit
                                    (10)(c)-(2) to LTV's Report on Form 10-K for the year ended December 31, 1985)

         (10)-(2)               -   Amendment to LTV Executive Benefit Plan
                                    adopted November 20, 1987 (incorporated
                                    herein by reference to Exhibit (10)(c)-(3) to LTV's Report on Form 10-K for the year ended December 31, 1987)

         (10)-(3)               -   LTV Excess Benefit Plan dated as of January
                                    1, 1985 (incorporated herein by reference to Exhibit (10)(c)-(5) to LTV's Report on Form
                                    10-K for the year ended December 31, 1984)

         (10)-(4)               -   Securities Purchase Agreement dated as of
                                    May 26, 1993 by and among LTV, LTV Steel
                                    Company, Inc. and SMI America, Inc.
                                    (incorporated herein by reference to Exhibit
                                    2 to SMI America, Inc.'s 13D Filing)

         (10)-(5)               -   Common Stock Registration Rights Agreement
                                    dated as of June 28, 1993 by and between LTV and SMI America, Inc. (incorporated herein by reference to Exhibit 5 to SMI America, Inc.'s 13D Filing)

         (10)-(6)               -   Consultation and Management Participation
                                    Agreement dated as of June 28, 1993 between LTV and Sumitomo Metal Industries, Ltd.
                                    (incorporated herein by reference to Exhibit
                                    6 to SMI America, Inc.'s 13D Filing)

         (10)-(7)               -   L-S Exchange Right and Security Agreement
                                    dated as of June 28, 1993 by and among
                                    LTV/EGL Holding Company, Sumikin EGL Corp.,
                                    LTV, SMI America Inc., and Sumitomo Metal
                                    USA Corporation (incorporated herein by
                                    reference to Exhibit 7 to SMI America,
                                    Inc.'s 13D Filing)

         (10)-(8)               -   Amendments Nos. 1 and 2 to the Securities
                                    Purchase Agreement dated as of May 26, 1993 among LTV, LTV Steel Company, Inc. and SMI
                                    America, Inc. (incorporated herein by
                                    reference to Exhibit (10)-(20) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(9)               -   Revolving Credit Agreement dated as of
                                    October 12, 1994 among LTV Sales Finance
                                    Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent
                                    (incorporated herein by reference to Exhibit
                                    (10)-(22) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(10)              -   Receivables Purchase and Sale Agreement
                                    dated as of October 12, 1994 among LTV, LTV
                                    Steel Company, Inc., Continental Emsco
                                    Company, LTV Steel Tubular Products Company,
                                    Georgia Tubing Corporation and LTV Sales
                                    Finance Company (incorporated herein by
                                    reference to Exhibit (10)-(23) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(11)              -   Accession Agreement dated as of October 12,
                                    1994 among LTV Sales Finance Company, the financial institutions listed on the signature pages thereof, the issuing bank named thereon, and Bankers Trust Company as facility agent and collateral agent
                                    (incorporated herein by reference to Exhibit
                                    (10)-(24) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

         (10)-(12)              -   Trust Termination Acknowledgment and
                                    Agreement, dated October 12, 1994, between
                                    LTV Sales Finance Company and Wilmington
                                    Trust Company (incorporated herein by
                                    reference to Exhibit (10)-(25) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(13)              -   Assignment and Transfer Agreement, dated as
                                    of October 12, 1994, by and between LTV
                                    Master Receivables Trust and LTV Sales
                                    Finance Company (incorporated herein by
                                    reference to Exhibit (10)-(26) to LTV's
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1994)

         (10)-(14)              -   Collateral Trust Agreement dated as of May
                                    25, 1993 among LTV, LTV Steel Company, Inc.,
                                    United Steelworkers of America and Bank One
                                    Ohio Trust Company, NA, as Collateral
                                    Trustee (incorporated herein by reference to Exhibit 10.33 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(15)              -   Open-End Mortgage, Security Agreement and
                                    Fixture Filing dated as of June 28, 1993 by
                                    LTV Steel Company, Inc. to Bank One Ohio
                                    Trust Company, N.A. (incorporated herein by
                                    reference to Exhibit 10.34 to LTV's Report
                                    on Form 10-Q for the quarter ended June 30,
                                    1993)

         (10)-(16)              -   License Agreement dated as of June 28, 1993
                                    between LTV Steel Company, Inc. and Bank One
                                    Ohio Trust Company, N.A. (incorporated
                                    herein by reference to Exhibit 10.35 to
                                    LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(17)              -   Settlement Agreement and Stipulated Order on
                                    behalf of the United States of America on behalf of the United States Environmental
                                    Protection Agency approved by the United
                                    States Bankruptcy Court Southern District of
                                    New York (the "Court") on April 15, 1993 and supplemented by Exhibit 10.38 below
                                    (incorporated herein by reference to Exhibit
                                    10.38 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

         (10)-(18)              -   Second Settlement Agreement and Stipulated
                                    Order supplementing 10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit 10.39 to LTV's
                                    Registration Statement on Form S-1
                                    [Registration No. 33-50217])

         (10)-(19)              -   Settlement Agreement and Stipulated Order on
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
                                    adopted October 28, 1994 (incorporated
                                    herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-K for the quarter ended September 30, 1994)

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
                                    between LTV, the PBGC, the Initial LTV Group
                                    (as defined in the Agreement) and LTV, as Administrator of the Restored Plans
                                    (incorporated by reference to Exhibit
                                    (10)-(50) to LTV's Report on Form 10-K for the year ended December 31, 1998)

         (10)-(51)              -   Employment, Retirement and Non-Competition
                                    Agreement dated as of December 28, 1998
                                    between LTV and David H. Hoag (incorporated by reference to Exhibit (10)-(51) to LTV's
                                    Report on Form 10-K for the year ended
                                    December 31, 1998)

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

                                          THE LTV CORPORATION
                                   --------------------------------
                                             (Registrant)



                                   By      /s/ Arthur W. Huge
                                     ------------------------------
                                            Arthur W. Huge
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial and
                                           Accounting Officer)



Date:  April 23, 1999
       --------------