Form 10-Q
period 1999-06-30
LTV CORP
filed 1999-07-26
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1999                       Commission File No. 1-4368




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

                                               99,948,572 shares of common stock
                                                           (as of July 15, 1999)

                         ITEM 1. FINANCIAL STATEMENTS
                              THE LTV CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)
                                  (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                      --------------------------    --------------------------
                                                         1999           1998           1999           1998
                                                      ----------     ----------     ----------     ----------
SALES                                                 $    1,014     $    1,093     $    2,002     $    2,220

Costs and expenses:
           Cost of products sold                             909            977          1,804          1,962
           Depreciation and amortization                      66             61            131            126
           Selling, general and administrative                46             46             91             91
           Results of affiliates' operations                   9              9             22             18
           Net interest and other income (expense)             1             (6)            (2)           (15)
           Special charges                                    39           --               39           --
                                                      ----------     ----------     ----------     ----------
                Total                                      1,070          1,087          2,085          2,182
                                                      ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                            (56)             6            (83)            38
Income tax provision:
           Taxes payable                                       2           --                4              2
           Taxes not payable in cash                        --                2           --               13
                                                      ----------     ----------     ----------     ----------
                Total                                          2              2              4             15
                                                      ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                     $      (58)    $        4     $      (87)    $       23
                                                      ==========     ==========     ==========     ==========

Earnings per share:
           Basic and Diluted                          $    (0.58)    $     0.03     $    (0.88)    $     0.22
                                                      ==========     ==========     ==========     ==========

Cash dividends per common share                       $     0.03     $     0.03     $     0.06     $     0.06
                                                      ==========     ==========     ==========     ==========

--------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)

                                                                            June 30,      December 31,
                                                                              1999            1998
                                                                          ------------    ------------
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                         $         72    $        101
        Marketable securities                                                      164             210
                                                                          ------------    ------------
                       Total cash and marketable securities                        236             311
        Receivables, less allowance for doubtful accounts                          466             375
        Inventories:
                       Products                                                    566             571
                       Materials, purchased parts and supplies                     257             283
                                                                          ------------    ------------
                                   Total inventories                               823             854
        Prepaid expenses, deposits and other                                        17              15
                                                                          ------------    ------------
                                   Total current assets                          1,542           1,555
                                                                          ------------    ------------
INVESTMENTS IN AFFILIATES                                                          324             314
OTHER NONCURRENT ASSETS                                                            236             190
PROPERTY, PLANT AND EQUIPMENT                                                    4,273           4,325
        Allowance for depreciation                                              (1,181)         (1,060)
                                                                          ------------    ------------
                                   Total property, plant and equipment           3,092           3,265
                                                                          ------------    ------------
                                                                          $      5,194    $      5,324
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                  $        332    $        321
        Accrued employee compensation and benefits                                 317             328
        Other accrued liabilities                                                  211             190
                                                                          ------------    ------------
                                   Total current liabilities                       860             839
                                                                          ------------    ------------
NONCURRENT LIABILITIES
        Long-term debt                                                             302             302
        Postemployment health care and other insurance benefits                  1,531           1,552
        Pension benefits                                                           551             565
        Other                                                                      418             438
                                                                          ------------    ------------
                                   Total noncurrent liabilities                  2,802           2,857
                                                                          ------------    ------------
SHAREHOLDERS' EQUITY
        Convertible preferred stock (aggregate liquidation value $50)                1               1
        Common stock (par value $0.50 per share)                                    53              53
        Additional paid-in capital                                               1,032           1,032
        Retained earnings                                                          527             621
        Treasury stock (5 million shares at cost)                                  (68)            (68)
        Accumulated other comprehensive loss and other                             (13)            (11)
                                                                          ------------    ------------
                                   Total shareholders' equity                    1,532           1,628
                                                                          ------------    ------------
                                                                          $      5,194    $      5,324
                                                                          ============    ============

---------
See notes to consolidated financial statements.
                                       I-2

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                             ----------------------------
                                                                                  1999            1998
                                                                             ------------    ------------
OPERATING ACTIVITIES
         Net income (loss)                                                   $        (87)   $         23
         Adjustments to reconcile net income (loss) to net cash
                 provided by operating activities:
                 Special charges                                                       39            --
                 Noncash losses of affiliates                                          22              18
                 Depreciation and amortization                                        131             126
                 Income tax provision not payable in cash                            --                13
                 Defined benefit pension expense                                      (10)              2
                 Postemployment benefit payments more than related expense            (10)            (10)
                 Changes in assets, liabilities and other                             (67)            (15)
                                                                             ------------    ------------
                          Net cash provided by operating activities                    18             157
                                                                             ------------    ------------

INVESTING ACTIVITIES
         Capital expenditures                                                         (84)           (211)
         Investments in steel-related businesses                                      (29)            (45)
         Net sales of marketable securities                                            46              69
         Proceeds from sale/leaseback and other dispositions                           34               4
         Other                                                                         (7)             (4)
                                                                             ------------    ------------
                          Net cash used in investing activities                       (40)           (187)
                                                                             ------------    ------------

FINANCING ACTIVITIES
         Borrowings                                                                  --                 4
         Dividends paid and other                                                      (7)             (8)
                                                                             ------------    ------------
                          Net cash used in financing activities                        (7)             (4)
                                                                             ------------    ------------

Net decrease in cash and cash equivalents                                             (29)            (34)
Cash and cash equivalents at beginning of period                                      101             160
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $         72    $        126
                                                                             ============    ============

Supplemental cash flow information is presented as follows:
         Interest payments                                                   $         14    $          1
         Income tax payments                                                            1               5
         Capitalized interest                                                           9              16
         Purchases of marketable securities                                           102           1,941
         Sales and maturities of marketable securities                                148           2,011

---------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

NOTE (2) - At June 30, 1999, accumulated other comprehensive loss included in the balance sheet amounted to $13 million with no material changes since December 31, 1998. The accumulated other comprehensive loss at June 30, 1998 was $3 million, with no material changes since December 31, 1997.

NOTE (3) - The Company has a 50% interest, accounted for under the equity method, in an unconsolidated joint venture, Trico Steel Company, L.L.C. ("Trico Steel"), which began commercial operations in April 1997. Included in LTV's consolidated results are pretax losses of $8 million and $10 million for the three months ended June 30, 1999 and 1998, respectively, and pretax losses of $21 million and $19 million for the six months ended June 30, 1999 and 1998, respectively, representing the Company's share of Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):

                                           Three Months Ended     Six Months Ended
                                                 June 30                June 30
                                          --------------------    -------------------
Results of operations:                      1999         1998        1999        1998
                                            ----         ----        ----        ----
                   Net sales              $     70    $     73    $    117    $    153
                   Costs and expenses           85          93         158         191
                                          --------    --------    --------    --------
                            Pretax loss   $    (15)   $    (20)   $    (41)   $    (38)
                                          ========    ========    ========    ========

Financial Position                                 June 30, 1999          December 31, 1998
                                                 -----------------        -----------------
                   Current assets                            $  74                     $  54
                   Noncurrent assets                           515                       531
                   Current liabilities                         (44)                      (27)
                   Noncurrent liabilities                     (324)                     (296)
                                                             -----                     -----
                            Net assets                       $ 221                     $ 262
                                                             =====                     =====

NOTE (4) - The Company operates in three reportable segments consisting of Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products for the domestic transportation, appliance, container and electrical equipment markets. Metal Fabrication produces pipe, conduit and tubular products for use in transportation, agriculture, oil and gas and construction industries. The segment also engineers and manufactures pre-engineered, low-rise steel building systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of steel-related joint ventures, primarily Trico Steel and Cliffs and Associates Limited ("CAL"), which are accounted for using the equity method, and corporate investments and related income and expense.

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

                                                                            1999
                                                 ---------------------------------------------------------------
                                                 Integrated         Metal           Corporate
For the three months ended June 30:                Steel          Fabrication        & Other            Total
                                                   -----          -----------        -------            -----
Trade sales                                       $   847           $   167          $   --            $ 1,014
Intersegment sales                                     15              --                --                 15
Segment income (loss) before
        special charges and income taxes              (14)               12              (15)              (17)
Special charges                                       (39)             --                --                (39)

                                                                            1998
                                                 ---------------------------------------------------------------
                                                 Integrated          Metal           Corporate
For the three months ended June 30:                 Steel         Fabrication         & Other            Total
                                                    -----         -----------         -------            -----
Trade sales                                        $   920           $   173          $  --             $ 1,093
Intersegment sales                                      17              --               --                  17
Segment income (loss) before
        special charges and income taxes                (2)               16               (8)                6
Special charges                                         --              --               --                --

                                                                            1999
                                                 ---------------------------------------------------------------
                                                 Integrated         Metal           Corporate
For the six months ended June 30:                  Steel          Fabrication        & Other            Total
                                                   -----          -----------        -------            -----
Trade sales                                       $ 1,687           $   315          $   --            $ 2,002
Intersegment sales                                     44              --                --                 44
Segment income (loss) before
        special charges and income taxes              (37)               21              (28)              (44)
Special charges                                       (39)             --                --                (39)

                                                                            1998
                                                 ---------------------------------------------------------------
                                                 Integrated         Metal         Corporate
For the six months ended June 30:                  Steel          Fabrication      & Other              Total
                                                   -----          -----------      -------              -----
Trade sales                                        $ 1,884          $   336          $  --             $ 2,220
Intersegment sales                                      41             --               --                  41
Segment income (loss) before
        special charges and income taxes                21               30              (13)               38
Special charges                                         --             --               --                 --

                                       I-5

NOTE (5) - LTV's wholly owned subsidiary, LTV Steel Company, Inc., has fully and unconditionally guaranteed the Company's obligation to pay principal, premium, if any, and interest with respect to the Senior Notes due September 2007. The following supplemental condensed consolidating financial statements of The LTV Corporation present: the balance sheets as of June 30, 1999 and December 31, 1998; statements of operations for the three months and six months ended June 30, 1999 and 1998; and statements of cash flows for the six months ended June 30, 1999 and 1998. The LTV Corporation (Parent), LTV Steel Company, Inc. (Guarantor) and the combined Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet
(in millions)

                                                                                         June 30, 1999
                                                                 ----------------------------------------------------------------
                                                                                         Non-Guarantor
                                                                 Parent      Guarantor   Subsidiaries  Eliminations  Consolidated
                                                                 ------      ---------   ------------  ------------  ------------

Cash, cash equivalents and marketable securities                 $   212      $   (23)      $    47       $  --         $   236
Receivables                                                            2         --             464          --             466
Notes receivable/(payable)                                          --            893          (893)         --            --
Inventories                                                         --           --             823          --             823
Other current assets                                                   2            8             7          --              17
                                                                 -------      -------       -------       -------       -------
           Total current assets                                      216          878           448          --           1,542

Intercompany, net                                                    338          124          (462)         --            --
Investments and other noncurrent assets                            1,315          257           453        (1,465)          560
Property, plant and equipment, net                                  --          2,872           220          --           3,092
                                                                 -------      -------       -------       -------       -------
                 Total assets                                    $ 1,869      $ 4,131       $   659       $(1,465)      $ 5,194
                                                                 =======      =======       =======       =======       =======

Total current liabilities                                        $    22      $   740       $    98       $  --         $   860
Long-term debt                                                       299         --               3          --             302
Postemployment health care and other insurance benefits             --          1,408           123          --           1,531
Pension benefits                                                    --            546             5          --             551
Other                                                                 16          378            24          --             418
Shareholders' equity                                               1,532        1,059           406        (1,465)        1,532
                                                                 -------      -------       -------       -------       -------
                 Total liabilities and shareholders' equity      $ 1,869      $ 4,131       $   659       $(1,465)      $ 5,194
                                                                 =======      =======       =======       =======       =======

                                                                                       December 31, 1998
                                                                 ----------------------------------------------------------------
                                                                                         Non-Guarantor
                                                                 Parent      Guarantor   Subsidiaries  Eliminations  Consolidated
                                                                 ------      ---------   ------------  ------------  ------------

Cash, cash equivalents and marketable securities                 $   276      $   (22)      $    57       $  --         $   311
Receivables                                                            3         --             372          --             375
Notes receivable/(payable)                                          --            891          (891)         --            --
Inventories                                                         --           --             854          --             854
Other current assets                                                   3            8             4          --              15
                                                                 -------      -------       -------       -------       -------
           Total current assets                                      282          877           396          --           1,555

Intercompany, net                                                    282          125          (407)         --            --
Investments and other noncurrent assets                            1,405          189           447        (1,537)          504
Property, plant and equipment, net                                  --          3,039           226          --           3,265
                                                                 -------      -------       -------       -------       -------
                 Total assets                                    $ 1,969      $ 4,230       $   662       $(1,537)      $ 5,324
                                                                 =======      =======       =======       =======       =======

Total current liabilities                                        $    25      $   700       $   114       $  --         $   839
Long-term debt                                                       298         --               4          --             302
Postemployment health care and other insurance benefits             --          1,432           120          --           1,552
Pension benefits                                                    --            560             5          --             565
Other                                                                 18          400            20          --             438
Shareholders' equity                                               1,628        1,138           399        (1,537)        1,628
                                                                 -------      -------       -------       -------       -------
                 Total liabilities and shareholders' equity      $ 1,969      $ 4,230       $   662       $(1,537)      $ 5,324
                                                                 =======      =======       =======       =======       =======

Condensed Consolidating Statement of Operations
(in millions)

                                                           Three Months Ended June 30, 1999
                                            ------------------------------------------------------------------
                                                                    Non-Guarantor
                                            Parent     Guarantor    Subsidiaries   Eliminations   Consolidated
                                            ------     ---------    ------------   ------------   ------------

Net sales                                   $  --         $   891       $ 1,120       $  (997)      $ 1,014
Costs and expenses:
   Cost of products sold                       --             807         1,099          (997)          909
   Depreciation and amortization               --              59             7          --              66
   Selling, general and administrative            4            31            11          --              46
   Results of affiliates' operations             51            26             9           (77)            9
   Net interest and other                         1           (17)           17          --               1
   Special charges                             --              39          --            --              39
                                            -------       -------       -------       -------       -------
          Total                                  56           945         1,143        (1,074)        1,070
                                            -------       -------       -------       -------       -------
Income (loss) before income taxes               (56)          (54)          (23)           77           (56)
Income tax provision                             (2)         --            --            --              (2)
                                            -------       -------       -------       -------       -------
          Net income (loss)                 $   (58)      $   (54)      $   (23)      $    77       $   (58)
                                            =======       =======       =======       =======       =======

                                                           Three Months Ended June 30, 1998
                                            ------------------------------------------------------------------
                                                                    Non-Guarantor
                                            Parent     Guarantor    Subsidiaries   Eliminations   Consolidated
                                            ------     ---------    ------------   ------------   ------------

Net sales                                   $  --         $   965       $ 1,249       $(1,121)      $ 1,093
Costs and expenses:
   Cost of products sold                       --             892         1,206        (1,121)          977
   Depreciation and amortization               --              55             6          --              61
   Selling, general and administrative            3            33            10          --              46
   Results of affiliates' operations             (3)            4             9            (1)            9
   Net interest and other                        (6)          (20)           20          --              (6)
                                            -------       -------       -------       -------       -------
          Total                                  (6)          964         1,251        (1,122)        1,087
                                            -------       -------       -------       -------       -------
Income (loss) before income taxes                 6             1            (2)            1             6
Income tax provision                             (2)         --            --            --              (2)
                                            -------       -------       -------       -------       -------
          Net income (loss)                 $     4       $     1       $    (2)      $     1       $     4
                                            =======       =======       =======       =======       =======

(in millions)

                                                             Six Months Ended June 30, 1999
                                            ------------------------------------------------------------------
                                                                    Non-Guarantor
                                            Parent     Guarantor    Subsidiaries   Eliminations   Consolidated
                                            ------     ---------    ------------   ------------   ------------

Net sales                                   $  --         $ 1,793       $ 2,262       $(2,053)      $ 2,002
Costs and expenses:
   Cost of products sold                       --           1,644         2,213        (2,053)        1,804
   Depreciation and amortization               --             117            14          --             131
   Selling, general and administrative            6            64            21          --              91
   Results of affiliates' operations             80            41            22          (121)           22
   Net interest and other                        (3)          (34)           35          --              (2)
   Special charges                             --              39          --            --              39
                                            -------       -------       -------       -------       ------
          Total                                  83         1,871         2,305        (2,174)        2,085
                                            -------       -------       -------       -------       ------
Income (loss) before income taxes               (83)          (78)          (43)          121           (83)
Income tax provision                             (4)         --            --            --              (4)
                                            -------       -------       -------       -------       ------
          Net income (loss)                 $   (87)      $   (78)      $   (43)      $   121       $   (87)
                                            =======       =======       =======       =======       =======

                                                             Six Months Ended June 30, 1998
                                            ------------------------------------------------------------------
                                                                    Non-Guarantor
                                            Parent     Guarantor    Subsidiaries   Eliminations   Consolidated
                                            ------     ---------    ------------   ------------   ------------

Net sales                                   $  --         $ 1,990       $ 1,850       $(1,620)      $ 2,220
Costs and expenses:
   Cost of products sold                       --           1,810         1,772        (1,620)        1,962
   Depreciation and amortization               --             113            13          --             126
   Selling, general and administrative            7            65            19          --              91
   Results of affiliates' operations            (32)         --              18            32            18
   Net interest and other                       (13)          (29)           27          --             (15)
                                            -------       -------       -------       -------       ------
          Total                                 (38)        1,959         1,849        (1,588)        2,182
                                            -------       -------       -------       -------       ------
Income before income taxes                       38            31             1           (32)           38
Income tax provision                            (15)          (12)           (1)           13           (15)
                                            -------       -------       -------       -------       ------
          Net income                        $    23       $    19       $  --         $   (19)      $    23
                                            =======       =======       =======       =======       =======

Condensed Consolidating Cash Flows Statement
(in millions)

                                                                                  Six Months Ended June 30, 1999
                                                                ------------------------------------------------------------------
                                                                                       Non-Guarantor
                                                                Parent     Guarantor    Subsidiaries   Eliminations   Consolidated
                                                                ------     ---------    ------------   ------------   ------------

Cash (used in) provided by operating activities                  $   (55)      $    79       $    (6)      $  --        $    18
Investing activities:
   Capital expenditures                                             --             (73)          (11)         --            (84)
   Investments in steel-related businesses                          --            --             (29)         --            (29)
   Net sales of marketable securities                                 46          --            --            --             46
   Proceeds from sale/leaseback and other                             (2)           (7)           36          --             27
                                                                 -------       -------       -------       -------      -------
          Net cash provided by (used in) investing activities         44           (80)           (4)         --            (40)
                                                                 -------       -------       -------       -------      -------
Financing activities:
   Dividends paid and other                                           (7)         --            --            --             (7)
                                                                 -------       -------       -------       -------      -------
          Net cash (used in) provided by financing activities         (7)         --            --            --             (7)
                                                                 -------       -------       -------       -------      -------
Net increase (decrease) in cash and cash equivalents                 (18)           (1)          (10)         --            (29)
Cash and cash equivalents at beginning of year                        66           (22)           57          --            101
                                                                 -------       -------       -------       -------      -------
Cash and cash equivalents at end of period                       $    48       $   (23)      $    47       $  --        $    72
                                                                 =======       =======       =======       =======      =======

                                                                                Six Months Ended June 30, 1998
                                                                ------------------------------------------------------------------
                                                                                       Non-Guarantor
                                                                Parent     Guarantor    Subsidiaries   Eliminations   Consolidated
                                                                ------     ---------    ------------   ------------   ------------

Cash (used in) provided by operating activities                  $   (85)      $   174       $    68       $  --        $   157
Investing activities:
   Capital expenditures                                             --            (185)          (26)         --           (211)
   Investments in steel-related businesses                          --            --             (45)         --            (45)
   Net sales of marketable securities                                 69          --            --            --             69
                                                                 -------       -------       -------       -------      -------
          Net cash provided by (used in) investing activities         69          (185)          (71)         --           (187)
                                                                 -------       -------       -------       -------      -------
Financing activities:
   Borrowings                                                       --            --               4          --              4
   Dividends paid and other                                           (7)           (1)         --            --             (8)
                                                                 -------       -------       -------       -------      -------
          Net cash (used in) provided by financing activities         (7)           (1)            4          --             (4)
                                                                 -------       -------       -------       -------      -------
Net increase (decrease) in cash and cash equivalents                 (23)          (12)            1          --            (34)
Cash and cash equivalents at beginning of year                       108           (16)           68          --            160
                                                                 -------       -------       -------       -------      -------
Cash and cash equivalents at end of period                       $    85       $   (28)      $    69       $  --        $   126
                                                                 =======       =======       =======       =======      =======

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Summary results for the three months and six months ended June 30, 1999 and 1998 for each segment are listed below ($ in millions):

                                                             Three Months Ended June 30,
                                      ----------------------------------------------------------------------
                                          Integrated Steel        Metal Fabrication      Corporate and Other
                                      ----------------------    ---------------------   --------------------
                                         1999         1998         1999        1998       1999       1998
                                         ----         ----         ----        ----       ----       ----
Sales -Trade                           $   847      $   920      $   167     $   173     $  --       $  --
       Intersegment                         15           17         --          --          --          --
Cost of products sold                      785          852          139         142        --          --
Selling, general and administrative         29           29           14          13           3           4
Results of affiliates' operations         --           --             (1)         (2)         10          11
Net interest and other income (expense)     (1)          (1)        --          --             2          (5)
Special charges                             39         --           --          --          --          --
Income (loss) before income taxes          (53)          (2)          12          16         (15)         (8)
Tons in thousands
  Steel shipments
          Trade                          1,819        1,819          111         121
          Intersegment                      38           47         --          --
  Raw steel production                   2,136        1,773         --          --
Operating rate                              99%          83%

                                                             Three Months Ended June 30,
                                      ----------------------------------------------------------------------
                                          Integrated Steel        Metal Fabrication      Corporate and Other
                                      ----------------------    ---------------------   --------------------
                                         1999         1998         1999        1998       1999       1998
                                         ----         ----         ----        ----       ----       ----
Sales -Trade                           $ 1,687      $ 1,884      $   315     $   336     $  --       $  --
       Intersegment                         44           41         --          --          --          --
Cost of products sold                    1,586        1,726          262         277        --          --
Selling, general and administrative         58           59           27          25           6           7
Results of affiliates' operations         --           --             (1)         (2)         23          20
Net interest and other income (expense)     (1)          (1)        --          --            (1)        (14)
Special charges                             39         --           --          --          --          --
Income (loss) before income taxes          (76)          21           21          30         (28)        (13)
Tons in thousands
  Steel shipments
          Trade                          3,629        3,776          220         248
          Intersegment                     155          118
  Raw steel production                   4,289        3,997
Operating rate                             100%          94%

Integrated Steel
----------------
Sales in 1999 decreased due to lower average steel selling prices as a result of the continuing impact of high imports that flooded the market in the last half of 1998 and lower shipments for the first quarter of the year. Shipments in the second quarter were equal to the prior year quarter.

Cost of products sold as a percentage of sales increased in 1999 from 1998 primarily as a result of lower average selling prices. During the second quarter of 1999, costs were affected by $8 million due to unscheduled equipment outages at the Company's Cleveland Works and Indiana Harbor Works and railroad transportation difficulties related to the split-up of Conrail by CSX and Norfolk Southern. These were partially offset by cost reductions including lower purchased materials for both the second quarter and first six months of 1999.

Raw steel production at the Company's steelmaking facilities increased in the 1999 periods, primarily due to the reduced operating levels in the 1998 second quarter during the H-4 blast furnace reline. The Company follows American Iron and Steel Institute ("AISI") standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company's products exceeds production capability.

In the second quarter of 1999, a special charge of $37 million was recorded upon the suspension of a pilot business systems project being installed at the Hennepin, Illinois plant. The decision to suspend the implementation does not affect the implementation of LTV's other new business systems that are providing higher levels of performance in materials management, plant maintenance, purchasing, human resources and financial management. LTV also recognized a special charge of $2 million related to a salaried workforce reduction already implemented.

Selling, general and administrative expenses in 1999 were about equal to the 1998 expenses.

Metal Fabrication
-----------------
Sales in 1999 decreased primarily due to lower average tubular selling prices and shipments partially offset by higher metal buildings sales.

Cost of products sold as a percentage of sales increased in 1999 as a result of lower average tubular product selling prices and the startup costs of the new tubing facility in Marion, Ohio.

Selling, general and administrative expenses were in line with the prior year.

Corporate and Other
-------------------
Results of affiliates' operations includes steel-related joint ventures such as Trico Steel and CAL. The transformer failure that occurred in late January 1999 continued to impact Trico Steel's results into the second quarter, but the installation of a temporary power line permitted achievement of productivity improvements. Trico Steel generated its highest monthly hot band production level in

May 1999 and achieved record shipments in June 1999. Consequently, second quarter 1999 results improved over both the first quarter of 1999 and the second quarter of 1998.

Also included in this segment are the pre start-up costs of CAL, a direct reduced iron joint venture in which LTV has a 46.5% interest. CAL is progressing but with typical mechanical delays for a new start-up facility. Global market conditions for scrap substitute have improved in recent months and will provide an opportunity to increase production levels as full production capability is achieved.

Lower interest and other income resulted from decreased interest income on lower levels of investments and lower capitalized interest.

Income Taxes
------------
The 1999 and 1998 cash taxes consist of state and federal taxes including a less than 80% owned subsidiary. In 1999 the Company recorded a full valuation allowance to offset the non-cash tax benefit arising from the current year loss.

In the three months and six months ended June 30, 1998, the Company recorded $2 million and $13 million, respectively, of non-cash taxes. Under fresh-start financial statement reporting rules, tax benefits associated with pre-reorganization net deductible temporary differences and net operating loss carryforwards cannot be recognized as a reduction to the tax provision but increase additional paid-in capital.

The Company's ability to reduce future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986. For the purpose of preserving LTV's ability to utilize its net operating loss carryforwards, Article Ninth of LTV's Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above.

LIQUIDITY AND FINANCIAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, marketable securities, cash from operations, long-term borrowings, amounts available under credit facilities and other external sources of funds.

In 1999, total cash, cash equivalents and marketable securities decreased by $75 million to $236 million as of June 30, 1999. During 1999, cash provided by operating activities amounted to $18 million. Major uses of cash during 1999 included $84 million in capital expenditures and $29 million for investments in steel-related businesses.

The Company's two credit facilities with banks, a "Receivables Facility" and an "Inventory Facility," provide the Company with up to $570 million of financing resources at prevailing market rates. Substantially all of the Company's receivables and inventories are pledged as collateral under these credit facilities agreements.

Management believes that cash provided by operations, along with its credit facilities, are sufficient to fund the current requirements of working capital, capital expenditures, investments in businesses and joint ventures and other postemployment benefits. Due to the low production levels experienced by Trico Steel, LTV and its other two partners entered into credit commitments in 1998 to lend additional funds to Trico Steel. In the first six months of 1999, LTV advanced Trico Steel $17 million against these commitments, with an additional $11 million commitment remaining from LTV.

The Company's Senior Notes contain various covenants that require the Company to maintain certain financial ratios and amounts. This agreement places restrictions on payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. At June 30, 1999, amounts available for future dividends and stock repurchases include $27 million based upon a percentage of defined earnings; an additional $40 million is available and is not limited by earnings. The Company does not believe that the restrictions contained in these covenants will cause significant limitations on its financial flexibility.

COMPETITION AND PRICES

Domestic steel producers face significant competition from foreign producers affecting both prices and volume. For the full year 1998, imports of flat rolled product from all foreign countries totaled approximately 20 million tons or 25% of domestic steel consumption, an increase of 43% from 1997 levels. A significant amount of the 1998 increase occurred after July 1998 as the last half of 1998 had imports totaling 30% of domestic steel consumption. Although imports the first five months of 1999 were 18% of domestic steel consumption, based on preliminary reports by the AISI, the effects of the higher 1998 levels has led to the reduced prices in 1999. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations of their governments than by prevailing market conditions. Currency fluctuations and reduced consumption by Asian markets resulted in a significant increase in imports in 1998.

In September 1998, LTV Steel, along with other domestic integrated producers, filed hot rolled trade cases against dumped and subsidized imports from Japan, Russia and Brazil. In early 1999, the Department of Commerce ("DOC") issued final dumping determinations against Japan setting margins ranging from 20% to 67%, against Brazil setting margins ranging from 42% to 43% and countervailing duty margins ranging from 6% to 10%, and against Russia setting margins ranging from 74% to 185%.

Despite the DOC's issuance of substantial final dumping determinations against the three countries and additional countervailing duty determinations against Brazil, the DOC entered into suspension agreements with Brazil and Russia. Additionally, the DOC entered into a comprehensive agreement with Russia covering substantially all imports of Russian steel mill products into the U.S.

Under the terms of the Brazilian suspension agreement, Brazilian producers are prohibited from exporting any hot rolled steel products into the U.S. until October 1, 1999. Thereafter such imports are limited to 295,000 metric tons per twelve-month period. The agreement establishes a reference price of $327 per metric ton, below which Brazilian producers are prohibited from selling. In addition, because the reference price is set in U.S. dollars, at the U.S. market rate, it will not be affected by exchange rate fluctuations.

The Russian suspension agreement includes a moratorium on shipments for the first year, a quota for four subsequent years and a price provision. Russian producers are prohibited from exporting any steel to the U.S. covered by the agreement until January 1, 2000. Thereafter such imports would be limited by the following quotas: 325,000 metric tons in 2000; 500,000 metric tons in 2001; 675,000 metric tons in 2002; and 725,000 metric tons in 2003. The agreement establishes minimum prices ranging from $255 to $280 per metric ton FOB, above which Russian steel must be sold in the U.S.

The Russian comprehensive agreement restricts exports of Russian steel to the U.S. in major product areas not already covered by other agreements or antidumping orders. The comprehensive agreement, combined with the hot-rolled suspension agreement, and the suspension agreement on carbon steel plate signed in 1997, covers substantially all imports of Russian steel mill products into the U.S.

On June 21, 1999, LTV Steel, along with other domestic integrated producers, filed cold rolled trade cases against dumped and subsidized imports from Argentina, Brazil, China, Indonesia, Japan, Russia, Slovakia, South Africa, Taiwan, Thailand, Turkey and Venezuela. Antidumping complaints with margins ranging from 17% to 122% were filed against the twelve countries. Countervailing duty complaints with margins ranging from 12% to 101% were filed against Brazil, Indonesia, Thailand and Venezuela. In July 1999, the U. S. International Trade Commission ("ITC") made preliminary determination that dumped cold rolled steel imports from Japan, Russia, Brazil, China, Argentina, Indonesia, Taiwan, Thailand, Slovakia, Turkey, South Africa and Venezuela caused or threatened material injury to domestic producers. The ITC also made a preliminary determination that subsidies on imports from all of those countries (except Indonesia, Thailand and Venezuela) caused or threatened material injury to domestic producers, allowing the countervailing duty subsidies against those countries to proceed.

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

On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997. Spending charged against this reserve in the first six months of 1999 totaled $10 million. In April 1999, the Company completed the closure of the cold rolled finishing operations in the Number 2 finishing department at the Cleveland Works. The expense of this closure was included as part of the special charges recorded in the fourth quarter of 1998. There has been $1 million of spending against this reserve in 1999.

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

During the first six months of 1999, the Company spent approximately $10 million for environmental clean-up and related matters at operating and idled facilities, and at June 30, 1999 has a recorded liability of $127 million for known and identifiable environmental and related matters. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation. The Company also spent approximately

$6 million in 1999 for environmental compliance-related capital expenditures and expects it will be required to spend an average of approximately $22 million annually in capital expenditures during the next five years to meet environmental standards.

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

Since the commencement of its Year 2000 readiness effort in late 1996, LTV has been engaged in a company-wide effort to achieve Year 2000 readiness for both information technology (IT) and non-information technology (non-IT) systems for its consolidated operations. LTV has a Steering Committee for Year 2000 issues, which meets regularly and is comprised of high-level executives and other management personnel and Year 2000 consultants. The Company is primarily using its own employees to achieve readiness in most of its manufacturing and operations systems, augmented by outside expertise related to specific systems. With the exception of certain outsourced business systems such as payroll and employee benefits, the Company has contracted with its principal Year 2000 outside contractor (the "Outside Contractor") to achieve Year 2000 readiness with respect to its steel business and related information technology infrastructure systems ("Business Systems").

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

The following table shows the Company's estimates of the stages of readiness of the business systems within its consolidated operations as well as its manufacturing and operations systems which include non-IT systems such as smart sensors, logic controllers, distributed control systems and embedded microprocessors.

                                                        As of June 30, 1999
                                                        -------------------
                                                                     Y2K
                                                                  Readiness
                                 Y2K            Y2K Impact       of Overall
                              Inventory         Assessment        Inventory*        Completed
                              ---------         ----------        ----------        ---------
Business Systems**
o        Integrated Steel          100%                100%               90%
o        Metal Fabrication         100%                100%              100%
Manufacturing Systems**
o        Integrated Steel          100%                100%               99%
o        Metal Fabrication         100%                100%              100%
Infrastructure**
o        Integrated Steel          100%                100%               99%
o        Metal Fabrication         100%                100%              100%
Supply Chain**
o        Integrated Steel            NA                  NA                NA              100%
o        Metal Fabrication           NA                  NA                NA              100%
Contingency Plans**
o        Integrated Steel            NA                  NA                NA              100%
o        Metal Fabrication           NA                  NA                NA               58%

*The Company considers inventory "Y2K ready" only after testing to confirm that remediation, replacement and/or work around has resolved any material Y2K problem and such inventory is returned to production. All Integrated Steel systems are scheduled for completion by the end of 1999 including the outsourced payroll and benefits systems within Business Systems.

**Excluded from the table are unconsolidated operations accounted for by the equity method such as Trico Steel and various foreign joint ventures.

Because the Company's IT and non-IT systems are subject to continuous updating, the Company will continue to monitor any new or modified systems placed in service prior to the Year 2000 rollover date.

In addition to the Company's Year 2000 program described above, LTV has implemented a business systems project, which includes new purchasing, accounts payable, spare parts inventory, human resource and maintenance planning systems throughout its steel operations. Outsourced payroll and benefits systems for its steel operations are scheduled for completion by the end of 1999. All of the above systems are excluded from the Year 2000 readiness program costs which are disclosed below.

The Company continues to address the additional potential consequences that may result from unresolved Year 2000 issues and continues to query material third parties, including suppliers, utility and other resource providers and customers to assess their Year 2000 readiness efforts. Positive statements of readiness have been received from 70% of the Company's suppliers. The Company has assumed that any nonresponsive third party will be noncompliant for the purpose of risk assessment. The Company has implemented a supply chain plan for most sole source and mission critical suppliers and customers. The Company has also developed contingency plans for its steel and steel-related plants, which assumes the loss of electricity, gas and water. These plans include provisions for alternate sources of power and plans to manage LTV's steel and steel-related plants to a safe condition followed by a staged recovery to help ensure employee safety and continued environmental compliance on the Year 2000 rollover date. The Company is taking action to prepare for the implementation of its contingency plans such as securing generators or otherwise providing for alternative sources of power and the establishment of command centers for communication and coordination on the Year 2000 rollover date.

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

The Company has budgeted approximately $55 million for its Year 2000 readiness efforts, with $8 million designated for remediation of manufacturing and operations systems and $47 million allocated for Business Systems. These expenses include replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating known Year 2000 problems. LTV expensed $8 million and $35 million of these costs in the years 1997 and 1998, respectively, and $10 million in the first six months of 1999. The funds expensed for Year 2000 are outside of the normal information technology budget. Because LTV's readiness program is not yet fully implemented and is subject to certain risks and uncertainties, including the readiness efforts of material third parties, there can be no assurance that LTV will not incur material costs beyond the anticipated costs described above.

The cost of the Year 2000 project and the dates by which LTV believes it will be Year 2000 ready are based on management's current best estimates, which were derived based on numerous assumptions of future events, including the timely completion of the outsourced payroll and benefits systems, the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved; and actual results could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and imbedded computer technology in a timely manner and the ability of LTV's suppliers and customers to become Year 2000 compliant in a timely manner.

OUTLOOK

Although demand for the Integrated Steel segment's products remains strong and efforts to increase prices to appropriate levels continue, the recent price increases will not be sufficient to increase average selling prices to 1998 levels. In addition to the impact of lower selling prices, the Company will also be affected by the reline of the C-6 blast furnace at the Cleveland Works scheduled to begin in the third quarter.

The Metal Fabrication segment shows continued strong sales of metal buildings systems and tubular products in a robust construction market, while some pipe products are being negatively affected by reduced demand in the energy market and by imports. The Metal Fabrication segment results will continue to reflect the start-up operating losses from its new Marion, Ohio tubing facility in the third quarter of 1999.

The Corporate and Other segment will be affected by the startup losses of CAL and reduced interest income on lower cash balances compared to prior years. Trico Steel should return to full power when permanent transformer replacements are completed later in the third quarter. The depressed prices for direct reduced iron produced by CAL are expected to limit the prospects for achieving profitable production levels.

The Company has a labor agreement with the United Steelworkers of America ("USWA") for approximately 9,500 active employees, primarily hourly workers, on terms consistent with those negotiated with other major integrated steel producers. The agreement expires August 1, 1999. LTV Steel began contract negotiations with the USWA during June 1999. The Company is confident that the continuing negotiations will result in an equitable agreement that addresses the needs of its employees and the competitive marketplace. Also, the possibility of a work stoppage exists prior to reaching a contract settlement, which could have a material adverse effect on the results of operations.

This report includes forward-looking statements. Our use of the words "outlook," "anticipate," "believes," "estimate," "expect" and similar words is intended to identify these statements as forward- looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in implementing information technology, including Year 2000 compliant systems. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     In June 1999, a partial tentative settlement was reached with the U.S. EPA in the environmental proceeding filed in the U.S. District Court for the Northern District of Ohio described in the Company's Report on Form 10-K for the year ended December 31, 1998 ("10-K Report"). The settlement, if finalized, would require the Company to pay a civil penalty of $85,000; in return, the U.S. EPA would cause all the counts in the complaint relating to the Company's Warren Coke Plant to be dismissed.

     As reported in the 10-K Report, the U.S. Army Corps of Engineers (the "Corps") is proposing to dredge the federal channel within the Indiana Harbor and Indiana Harbor Ship Canal and has estimated the cost to be in excess of $135 million, most of which will be federally funded. Based on estimates by the Corps, removal and disposal of sediments adjacent to LTV Steel would cost approximately $2.1 million (non-federally funded). The East Chicago Waterway Management District, an entity created by the State of Indiana, will ultimately have the responsibility to secure the non-federally funded portion, including the $2.1 million allocated to LTV Steel.

     Also in June 1999, the Natural Resource Trustees performing the National Resource Damage Assessment of the Grand Calumet River System described in the 10-K Report proposed a settlement to LTV and 17 other entities operating in the industrial area adjacent to the river system. The settlement contemplates the dredging and disposal of all contaminated sediment in the river and canal upstream of the federal channel and the management of additional contaminated sediment adjacent to the federal channel but not covered by the Corps project referred to above. The settlement also would require habitat restoration and public use access projects.

     The Company is presently unable to predict whether it would be held liable for any portion of these dredging and disposal projects, and, while the cost of such projects could be significant, is unable to predict the cost of such projects or its share of such costs.

     Also in June 1999, a tentative settlement was reached with the Indiana Department of Environmental Management with regard to the Notice of Violation at the Company's H-3 blast furnace described in the 10-K Report. The settlement, if finalized, would require the Company to pay a civil penalty of $84,500.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held April 23, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement relating to such meeting.

     1. All three nominees for director listed in the proxy statement were elected.

         Name                        Votes For          Votes Withheld
         ----                        ---------          --------------

     John E. Jacob                   93,533,238            1,572,994
     Edward C. Joullian, III         93,523,850            1,582,382
     Samuel K. Skinner               93,494,999            1,611,233

     2. The proposal to ratify the selection of Ernst & Young LLP as LTV's outside auditors for 1999 passed. (For - 93,749,706; against - 837,986; abstained - 518,541)


ITEM 5. OTHER INFORMATION

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




                                                      THE LTV CORPORATION
                                                     ----------------------
                                                         (Registrant)




                                                  By   /s/ George T. Henning
                                                    --------------------------
                                                          George T. Henning
                                                         Vice President and
                                                       Chief Financial Officer
                                                      (Principal Financial and
                                                         Accounting Officer)






Date:   July 26, 1999
     ------------------