Form 10-Q
period 1999-09-30
LTV CORP
filed 1999-11-15
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1999                  Commission File No. 1-4368




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

                                                    Yes   |X|        No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               99,960,745 shares of common stock
                                                        (as of October 31, 1999)

                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)
                                   (Unaudited)


                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                   ----------------------   ----------------------
                                                     1999         1998         1999        1998
                                                   ---------     --------   ---------    ---------
SALES                                              $   983      $ 1,064      $ 2,985      $ 3,284

Costs and expenses:
       Cost of products sold                           918          927        2,722        2,889
       Depreciation and amortization                    66           67          197          193
       Selling, general and administrative              46           45          137          136
       Results of affiliates' operations                 6           14           28           32
       Net interest and other (income) expense           3           (4)           1          (19)
       Special charges                                   -            -           39            -
                                                   -------      -------      -------      -------
          Total                                      1,039        1,049        3,124        3,231
                                                   -------      -------      -------      -------

INCOME (LOSS) BEFORE INCOME TAXES                      (56)          15         (139)          53

Income tax provision:
       Taxes payable                                     2            2            6            4
       Taxes not payable in cash                         -            2            -           15
                                                   -------      -------      -------      -------
          Total                                          2            4            6           19
                                                   -------      -------      -------      -------


NET INCOME (LOSS)                                  $   (58)     $    11      $  (145)     $    34
                                                   =======      =======      =======      =======

Earnings (loss) per share:
       Basic and Diluted                           $ (0.58)     $  0.11      $ (1.46)     $  0.33
                                                   =======      =======      =======      =======

Cash dividends per common share                    $  0.03      $  0.03      $  0.09      $  0.09
                                                   =======      =======      =======      =======


-------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)


                                                                      September 30,    December 31,
                                                                          1999             1998
                                                                      -------------    ------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                         $   167          $   101
      Marketable securities                                                   -              210
                                                                        -------          -------
             Total cash and marketable securities                           167              311
      Receivables, less allowance for doubtful accounts                     484              375
      Inventories:
             Products                                                       591              571
             Materials, purchased parts and supplies                        260              283
                                                                        -------          -------
                   Total inventories                                        851              854
      Prepaid expenses, deposits and other                                   19               15
                                                                        -------          -------
                   Total current assets                                   1,521            1,555
                                                                        -------          -------
INVESTMENTS IN AFFILIATES                                                   382              314
OTHER NONCURRENT ASSETS                                                     233              190
PROPERTY, PLANT AND EQUIPMENT                                             4,285            4,325
      Allowance for depreciation                                         (1,186)          (1,060)
                                                                        -------          -------
                   Total property, plant and equipment                    3,099            3,265
                                                                        -------          -------
                                                                        $ 5,235          $ 5,324
                                                                        =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                  $   354          $   321
      Accrued employee compensation and benefits                            312              328
      Other accrued liabilities                                             205              190
                                                                        -------          -------
                   Total current liabilities                                871              839
                                                                        -------          -------
NONCURRENT LIABILITIES
      Long-term debt                                                        402              302
      Postemployment health care and other insurance benefits             1,523            1,552
      Pension benefits                                                      561              565
      Other                                                                 407              438
                                                                        -------          -------
                   Total noncurrent liabilities                           2,893            2,857
                                                                        -------          -------
SHAREHOLDERS' EQUITY
      Convertible preferred stock (aggregate liquidation value $50)           1                1
      Common stock (par value $0.50 per share)                               53               53
      Additional paid-in capital                                          1,031            1,032
      Retained earnings                                                     466              621
      Treasury stock (5 million shares at cost)                             (67)             (68)
      Accumulated other comprehensive loss and other                        (13)             (11)
                                                                        -------          -------
                   Total shareholders' equity                             1,471            1,628
                                                                        -------          -------
                                                                        $ 5,235          $ 5,324
                                                                        =======          =======


See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                         ---------------------
                                                                           1999         1998
                                                                         --------     --------
OPERATING ACTIVITIES
      Net income (loss)                                                  $  (145)     $    34
      Adjustments to reconcile income (loss) to net cash
           (used in) provided by operating activities:
           Special charges                                                    39            -
           Noncash losses of affiliates                                       28           32
           Depreciation and amortization                                     197          193
           Income tax provision not payable in cash                            -           15
           Defined benefit pension expense                                     2            3
           Postemployment benefit payments more than related expense         (18)         (21)
           Changes in assets, liabilities and other                         (118)         (70)
                                                                         -------      -------
               Net cash (used in) provided by operating activities           (15)         186
                                                                         -------      -------

INVESTING ACTIVITIES
      Capital expenditures                                                  (156)        (290)
      Investments in steel-related businesses                                (91)         (57)
      Net sales of marketable securities                                     210          102
      Proceeds from sale/leaseback and other dispositions                     35            4
      Other                                                                   (4)          (5)
                                                                         -------      -------
               Net cash used in investing activities                          (6)        (246)
                                                                         -------      -------

FINANCING ACTIVITIES
      Borrowings                                                             100            3
      Dividends paid and other                                               (13)         (12)
                                                                         -------      -------
               Net cash provided by (used in) financing activities            87           (9)
                                                                         -------      -------

Net increase (decrease) in cash and cash equivalents                          66          (69)
Cash and cash equivalents at beginning of period                             101          160
                                                                         -------      -------

Cash and cash equivalents at end of period                               $   167      $    91
                                                                         =======      =======


Supplemental cash flow information is presented as follows:
      Interest payments                                                  $    27      $     2
      Income tax payments                                                      2            6
      Capitalized interest                                                    12           24
      Purchases of marketable securities                                     134        2,209
      Sales and maturities of marketable securities                          344        2,311


----------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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


NOTE (2) - At September 30, 1999, accumulated other comprehensive loss included in the balance sheet amounted to $12 million with no material changes since December 31, 1998. The accumulated other comprehensive loss at September 30, 1998 was $1 million, with no material changes since December 31, 1997.


NOTE (3) - The Company leases certain manufacturing facilities and equipment, office space and computer equipment under cancelable and noncancelable leases that expire at various dates. Minimum future operating lease obligations in effect at September 30, 1999 are as follows (in millions):


               2000                            $  38
               2001                               32
               2002                               25
               2003                               23
               2004                               22
               Later years                       120
                                               -----
               Total obligations               $ 260
                                               =====


NOTE (4) - On October 1, 1999, LTV completed the acquisition of Welded Tube Company of America ("Welded Tube") for $113.5 million subject to working capital adjustments. Welded Tube is believed to be the second largest structural tube manufacturer in North America and produces the broadest range of structural tubing, used primarily for construction and for the industrial, transportation and agricultural equipment markets.

On November 10, 1999, LTV acquired Copperweld Corporation and Copperweld Canada, Inc., ("Copperweld") for an aggregate cash purchase price of approximately $650 million, subject to shareholder equity adjustments. Based on 1998 shipments, Copperweld is believed to be the largest

North American manufacturer of mechanical and structural steel tubing and the world's largest producer of bimetallic wire products. Both transactions will be accounted for under the purchase method of accounting; and, accordingly, the results of operations of the acquired companies will be included in the consolidated financial statements from the respective dates of acquisition.

The following unaudited pro forma financial information for the Company gives effect to the Welded Tube and Copperweld acquisitions (together the "Acquisitions") as if they had occurred on January 1, 1999, with comparable pro forma information for 1998. These pro forma results have been prepared for comparative purposes only and are not necessarily representative of the results of operations that would have resulted if the Acquisitions occurred at the beginning of the year or that may result in the future.


                                                              Nine Months Ended
                                                          ------------------------
                                                                September 30,
                                                          ------------------------
                                                             1999           1998
                                                             ----           ----
Sales                                                     $   3,609      $   3,921

Income (loss) before income taxes and special charges     $    (118)     $      54

Income (loss) before income taxes                         $    (157)     $      54

Net income (loss)                                         $    (170)     $      29

Earnings (loss) per share
         Basic and diluted                                $   (1.77)     $    0.22
         Average shares outstanding
              Basic                                         100,016         99,840
              Diluted                                       100,016        100,015



NOTE (5) - In November 1999, the Company issued $275 million of 11.750% Senior Notes ("Notes") maturing on November 15, 2009 with interest payable semi-annually. These notes will be senior unsecured obligations of The LTV Corporation. The Notes are fully and unconditionally guaranteed on a senior basis by all existing and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established to facilitate working capital facilities), and on a subordinated basis by the Acquisitions. The Notes are redeemable at the option of the Company in whole or in part, at any time after November 15, 2004 at a price of 105.875% declining to 100% on or after November 15, 2007. At any time prior to November 15, 2002, the Company may redeem in the aggregate up to 35% of the original principal amount at a price of 111.750% with proceeds from any public equity offerings. There are no sinking fund requirements. Upon any change of control, the Note holders have the right to require the Company to repurchase all or any part of the Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The terms of the Notes will contain various covenants similar to the existing 8.20% Senior Notes due 2007, which limit LTV's ability to incur additional debt; make dividend or other distributions of capital stock; purchase, redeem or retire capital stock of the Company; create liens; consolidate, merge or transfer assets among subsidiaries; sell assets; and transact business with our subsidiaries. Certain of these covenants will be eliminated if LTV achieves investment grade rating, as defined, on these Notes.

LTV has entered into a five-year secured credit facility of $225 million ("Secured Facility") with banks that will be fully and unconditionally guaranteed on a senior basis by the same guarantors as the Notes. Substantially all of the assets of the Acquisitions, other than accounts receivable and the real property and associated fixtures at Welded Tube's Portland, Oregon tubing plant, including a secured intercompany note between Copperweld Corporation and Copperweld Canada, Inc., will also secure the new credit facility. Interest will be reset periodically and is based on LIBOR plus a margin of 3.375% to 4.125% depending on the ratings that Standard & Poor's and Moody's assign the loans. At LTV's option, it may borrow at an alternate base rate plus a margin ranging from 2.375% to 3.125% based on similar ratings. The base rate is the higher of the prime rate or the Federal Funds effective rate plus 1/2 of 1%. Principal payments in the first four years after issuance will be de minimus, with equal scheduled payments of $54 million during 2004 at the end of February, May, August and October 31, 2004. Prepayments are required for proceeds of certain asset sales, insurance awards, excess cash flow and net cash proceeds of certain debt or equity issuances if certain financial ratios are not met. The Secured Facility will contain certain covenants that will limit LTV's ability to incur additional debt and liens; make dividend payments; enter into agreements to restrict a subsidiaries' ability to make distributions to the Company; make new investments, capital expenditures or enter into sale leaseback transactions; enter into mergers or sell assets; and comply with certain financial ratios.

LTV also issued $80 million aggregate liquidation preference of 8.25% Series A Cumulative Convertible Preferred Stock (1,600,000 shares), $1.00 par value per share ("Series A Preferred"). Holders of the Series A Preferred will be entitled to receive cumulative cash dividends at an annual rate of 8.25% of the liquidation preference, payable quarterly in arrears on each February 15, May 15, August 15 and November 15 commencing on February 15, 2000. LTV may redeem all shares of the Series A Preferred, in whole or in part, at any time after November 18, 2004, at a price equal to 104.13% of the aggregate liquidation preference of the Series A Preferred declining to 100% in 2009. Upon any such provisional redemption, LTV will also pay holders of the Series A Preferred an amount equal to all of the accrued and unpaid dividends to the date of redemption. The Series A Preferred may be converted at any time in whole or in part into the number of shares of LTV common stock equal to $50.00 divided by the conversion price then applicable. The initial conversion price is $3.675 per share and is subject to adjustment upon the occurrence of certain events. The Series A Preferred will have no voting rights, except as required by law. Upon accumulation of accrued and unpaid dividends in an amount equal to six quarterly dividends (whether or not consecutive), holders of a majority of the outstanding shares of Series A Preferred will be entitled to appoint at least one but not more than two members to the Board of Directors.


NOTE (6) - The Company has a 50% interest, accounted for under the equity method, in an unconsolidated joint venture, Trico Steel Company, L.L.C. ("Trico Steel"). Included in LTV's consolidated results are pretax losses of $5 million and $14 million for the three months ended September 30, 1999 and 1998, respectively, and pretax losses of $25 million and $33 million for the nine months ended September 30, 1999 and 1998, respectively, representing the Company's share of

Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):


                                         Three Months Ended             Nine Months Ended
                                            September 30                   September 30
                                      --------------------------      -----------------------
Results of operations:                   1999          1998             1999         1998
                                         ----          ----             ----         ----
           Net sales                     $ 86          $ 61             $203         $214
           Costs and expenses              96            89              254          280
                                         ----          ----             ----         ----
                Pretax loss              $(10)         $(28)            $(51)        $(66)
                                         ====          ====             ====         ====

Financial Position:                      September 30, 1999             December 31, 1998
                                      --------------------------      -----------------------
           Current assets                              $ 91                          $ 54
           Noncurrent assets                            514                           531
           Current liabilities                          (58)                          (27)
           Noncurrent liabilities                      (336)                         (296)
                                                       ----                          ----
                Net assets                             $211                          $262
                                                       ====                          ====

NOTE (7) - The Company operates in three reportable segments consisting of Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products for the domestic transportation, appliance, container and electrical equipment markets. Metal Fabrication produces pipe, conduit and tubular products for use in transportation, agriculture, oil and gas and construction industries. The segment also engineers and manufactures pre-engineered, low-rise steel building systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of steel-related joint ventures, primarily Trico Steel and Cliffs and Associates Limited ("CAL"), which are accounted for using the equity method, and corporate investments and related income and expense.

LTV's reportable segments are strategic business units grouped by similar products, technologies and manufacturing processes. They are managed separately because each segment serves a different market and group of customers. Segment performance is measured on pretax profit or loss from operations before special items. Intersegment sales are accounted for at current market prices as if transactions had taken place with third parties.


                                                                1999                                         1998
                                           ------------------------------------------  ---------------------------------------------
                                           Integrated     Metal     Corporate          Integrated       Metal     Corporate
For the three months ended September 30:     Steel     Fabrication   & Other    Total     Steel     Fabrication    & Other    Total
                                             -----     -----------   -------    -----     -----     -----------    -------    -----
Trade sales                                  $ 803        $180         $  -      $983      $886         $178        $  -      $1,064
Intersegment sales                              20           -            -        20        26            -           -          26
Segment income (loss) before
   special charges and income taxes            (57)         14          (13)      (56)       13           15         (13)         15




                                                                1999                                         1998
                                           ------------------------------------------  ---------------------------------------------
                                           Integrated     Metal     Corporate          Integrated       Metal     Corporate
For the nine months ended September 30:      Steel     Fabrication   & Other    Total     Steel     Fabrication    & Other    Total
                                             -----     -----------   -------    -----     -----     -----------    -------    -----
Trade sales                                  $2,490       $495        $   -     $2,985    $2,770        $514         $  -     $3,284
Intersegment sales                               64          -            -         64        67           -            -         67
Segment income (loss) before
   special charges and income taxes             (94)        35          (41)      (100)       34          45          (26)        53
Special charges                                 (39)         -            -        (39)        -           -            -          -


NOTE (8) - LTV's wholly owned subsidiary, LTV Steel Company, Inc., has fully and unconditionally guaranteed the Company's obligation to pay principal, premium, if any, and interest with respect to the 8.20% Senior Notes due September 2007. The following supplemental condensed consolidating financial statements of The LTV Corporation present the balance sheets as of September 30, 1999 and December 31, 1998; statements of operations for the three months and nine months ended September 30, 1999 and 1998; and statements of cash flows for the nine months ended September 30, 1999 and 1998. The LTV Corporation (Parent), LTV Steel Company, Inc. (Guarantor), and the combined Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet (in millions):


                                                                                September 30, 1999
                                                            -------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                             Parent     Guarantor   Subsidiaries   Eliminations    Consolidated
                                                             ------     ---------   ------------   ------------    ------------
Cash, cash equivalents and marketable securities            $   134     $   (19)     $    52          $     -         $   167
Receivables                                                       -           -          484                -             484
Notes receivable/(payable)                                        -         771         (771)               -               -
Inventories                                                       -           -          851                -             851
Other current assets                                              3          11            5                -              19
                                                            -------     -------      -------          -------         -------
         Total current assets                                   137         763          621                -           1,521

Intercompany, net                                               409         168         (577)               -               -
Investments and other noncurrent assets                       1,256         245          512           (1,398)            615
Property, plant and equipment, net                                -       2,881          218                -           3,099
                                                            -------     -------      -------          -------         -------
             Total assets                                   $ 1,802     $ 4,057      $   774          $(1,398)        $ 5,235
                                                            =======     =======      =======          =======         =======

Total current liabilities                                   $    15     $   744      $   112          $     -         $   871
Long-term debt                                                  299           -          103                -             402
Postemployment health care and other insurance benefits           -       1,399          124                -           1,523
Pension benefits                                                  -         556            5                -             561
Other                                                            17         365           25                -             407
Shareholders' equity                                          1,471         993          405           (1,398)          1,471
                                                            -------     -------      -------          -------         -------
             Total liabilities and shareholders' equity     $ 1,802     $ 4,057      $   774          $(1,398)        $ 5,235
                                                            =======     =======      =======          =======         =======



                                                                                December 31, 1998
                                                            -------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                             Parent     Guarantor   Subsidiaries   Eliminations    Consolidated
                                                             ------     ---------   ------------   ------------    ------------
Cash, cash equivalents and marketable securities            $   276     $   (22)     $    57          $     -         $   311
Receivables                                                       3           -          372                -             375
Notes receivable/(payable)                                        -         891         (891)               -               -
Inventories                                                       -           -          854                -             854
Other current assets                                              3           8            4                -              15
                                                            -------     -------      -------          -------         -------
         Total current assets                                   282         877          396                -           1,555

Intercompany, net                                               282         125         (407)               -               -
Investments and other noncurrent assets                       1,405         189          447           (1,537)            504
Property, plant and equipment, net                                -       3,039          226                -           3,265
                                                            -------     -------      -------          -------         -------
             Total assets                                   $ 1,969     $ 4,230      $   662          $(1,537)        $ 5,324
                                                            =======     =======      =======          =======         =======

Total current liabilities                                   $    25     $   700      $   114          $     -         $   839
Long-term debt                                                  298           -            4                -             302
Postemployment health care and other insurance benefits           -       1,432          120                -           1,552
Pension benefits                                                  -         560            5                -             565
Other                                                            18         400           20                -             438
Shareholders' equity                                          1,628       1,138          399           (1,537)          1,628
                                                            -------     -------      -------          -------         -------
             Total liabilities and shareholders' equity     $ 1,969     $ 4,230      $   662          $(1,537)        $ 5,324
                                                            =======     =======      =======          =======         =======



Condensed Consolidating Statement of Operations (in millions):


                                                            Three Months Ended September 30, 1999
                                                ---------------------------------------------------------------
                                                                       Non-Guarantor
                                                 Parent     Guarantor  Subsidiaries  Eliminations  Consolidated
                                                 ------     ---------  ------------  ------------  ------------
Net sales                                       $     -      $   891      $ 1,077      $  (985)       $   983
Costs and expenses:
    Cost of products sold                             -          824        1,079         (985)           918
    Depreciation and amortization                     -           59            7            -             66
    Selling, general and administrative               3           33           10            -             46
    Results of affiliates' operations                52           54            6         (106)             6
    Net interest and other (income) expense           1          (17)          19            -              3
                                                -------      -------      -------      -------        -------
         Total                                       56          953        1,121       (1,091)         1,039
                                                -------      -------      -------      -------        -------
Income (loss) before income taxes                   (56)         (62)         (44)         106            (56)
Income tax provision                                 (2)           -            -            -             (2)
                                                -------      -------      -------      -------        -------
         Net income (loss)                      $   (58)     $   (62)     $   (44)     $   106        $   (58)
                                                =======      =======      =======      =======        =======



                                                            Three Months Ended September 30, 1999
                                                ---------------------------------------------------------------
                                                                       Non-Guarantor
                                                 Parent     Guarantor  Subsidiaries  Eliminations  Consolidated
                                                 ------     ---------  ------------  ------------  ------------
Net sales                                       $     -      $   921      $ 1,210      $(1,067)       $ 1,064
Costs and expenses:
    Cost of products sold                             -          833        1,161       (1,067)           927
    Depreciation and amortization                     -           59            8            -             67
    Selling, general and administrative               2           33           10            -             45
    Results of affiliates' operations               (14)           1           14           13             14
    Net interest and other (income) expense          (3)         (20)          19            -             (4)
                                                -------      -------      -------      -------        -------
         Total                                      (15)         906        1,212       (1,054)         1,049
                                                -------      -------      -------      -------        -------
Income (loss) before income taxes                    15           15           (2)         (13)            15
Income tax provision                                 (4)          (4)           1            3             (4)
                                                -------      -------      -------      -------        -------
Extraordinary loss                                    -            -            -            -              -
         Net income (loss)                      $    11      $    11      $    (1)     $   (10)       $    11
                                                =======      =======      =======      =======        =======


(in millions):




                                                                 Nine Months Ended September 30, 1999
                                                ---------------------------------------------------------------
                                                                       Non-Guarantor
                                                 Parent     Guarantor  Subsidiaries  Eliminations  Consolidated
                                                 ------     ---------  ------------  ------------  ------------
Net sales                                       $     -      $ 2,684      $ 3,339      $(3,038)       $ 2,985
Costs and expenses:
    Cost of products sold                             -        2,468        3,292       (3,038)         2,722
    Depreciation and amortization                     -          176           21            -            197
    Selling, general and administrative               9           97           31            -            137
    Results of affiliates' operations               132           95           28         (227)            28
    Net interest and other (income) expense          (2)         (51)          54            -              1
    Special charges                                   -           39            -            -             39
                                                -------      -------      -------      -------        -------
         Total                                      139        2,824        3,426       (3,265)         3,124
                                                -------      -------      -------      -------        -------
Income (loss) before income taxes                  (139)        (140)         (87)         227           (139)
Income tax provision                                 (6)           -            -            -             (6)
                                                -------      -------      -------      -------        -------
         Net income (loss)                      $  (145)     $  (140)     $   (87)     $   227        $  (145)
                                                =======      =======      =======      =======        =======





                                                                 Nine Months Ended September 30, 1998
                                                ---------------------------------------------------------------
                                                                       Non-Guarantor
                                                 Parent     Guarantor  Subsidiaries  Eliminations  Consolidated
                                                 ------     ---------  ------------  ------------  ------------
Net sales                                       $     -      $ 2,911      $ 3,060      $(2,687)       $ 3,284
Costs and expenses:
    Cost of products sold                             -        2,643        2,933       (2,687)         2,889
    Depreciation and amortization                     -          172           21            -            193
    Selling, general and administrative               9           98           29            -            136
    Results of affiliates' operations               (46)           1           32           45             32
    Net interest and other (income) expense         (16)         (49)          46            -            (19)
                                                -------      -------      -------      -------        -------
         Total                                      (53)       2,865        3,061       (2,642)         3,231
                                                -------      -------      -------      -------        -------
Income before income taxes                           53           46           (1)         (45)            53
Income tax provision                                (19)         (16)           -           16            (19)
                                                -------      -------      -------      -------        -------
         Net income (loss)                      $    34      $    30      $    (1)     $   (29)       $    34
                                                =======      =======      =======      =======        =======



Condensed Consolidating Cash Flows Statement (in millions):



                                                                              Nine Months Ended September 30, 1999
                                                                 ---------------------------------------------------------------
                                                                                        Non-Guarantor
                                                                 Parent      Guarantor  Subsidiaries  Eliminations  Consolidated
                                                                 ------      ---------  ------------  ------------  ------------
Net cash (used in) provided by operating activities              $(131)        $ 113         $   3         $ -         $ (15)
Investing activities:
    Capital expenditures                                             -          (143)          (13)          -          (156)
    Investments in steel-related businesses                          -             -           (91)          -           (91)
    Net sales of marketable securities                             210             -             -           -           210
    Proceeds from sale/leaseback and other                           1            34            (4)          -            31
                                                                 -----         -----         -----         ---         -----
         Net cash provided by (used in) investing activities       211          (109)         (108)          -            (6)
                                                                 -----         -----         -----         ---         -----
Financing activities:
    Borrowings                                                       -             -           100           -           100
    Dividends paid and other                                       (12)           (1)            -           -           (13)
                                                                 -----         -----         -----         ---         -----
         Net cash (used in) provided by financing activities       (12)           (1)          100           -            87
                                                                 -----         -----         -----         ---         -----
Net increase (decrease) in cash and cash equivalents                68             3            (5)          -            66
Cash and cash equivalents at beginning of year                      66           (22)           57           -           101
                                                                 =====         =====         =====         ===         =====
Cash and cash equivalents at end of period                       $ 134         $ (19)        $  52         $ -         $ 167
                                                                 =====         =====         =====         ===         =====




                                                                              Nine Months Ended September 30, 1999
                                                                 ---------------------------------------------------------------
                                                                                        Non-Guarantor
                                                                 Parent      Guarantor  Subsidiaries  Eliminations  Consolidated
                                                                 ------      ---------  ------------  ------------  ------------
Net cash (used in) provided by operating activities              $(140)        $ 259         $  67         $ -         $ 186
Investing activities:
    Capital expenditures                                             -          (270)          (20)          -          (290)
    Investments in steel-related businesses                          -             -           (57)          -           (57)
    Net sales of marketable securities                             102             -             -           -           102
    Other                                                            2             4            (7)          -            (1)
                                                                 -----         -----         -----         ---         -----
         Net cash provided by (used in) investing activities       104          (266)          (84)          -          (246)
                                                                 -----         -----         -----         ---         -----
Financing activities:
    Borrowings                                                       -             -             3           -             3
    Dividends paid and other                                       (10)           (2)            -           -           (12)
                                                                 -----         -----         -----         ---         -----
         Net cash (used in) provided by financing activities       (10)           (2)            3           -            (9)
                                                                 -----         -----         -----         ---         -----
Net increase (decrease) in cash and cash equivalents               (46)           (9)          (14)          -           (69)
Cash and cash equivalents at beginning of year                     108           (16)           68           -           160
                                                                 -----         -----         -----         ---         -----
Cash and cash equivalents at end of period                       $  62         $ (25)        $  54         $ -         $  91
                                                                 =====         =====         =====         ===         =====


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Summary results for the three months and nine months ended September 30, 1999 and 1998 for each segment are listed below ($ in millions):



                                                                  Three Months Ended September 30,
                                             -----------------------------------------------------------------------------
                                                Integrated Steel          Metal Fabrication          Corporate and Other
                                             ----------------------    ------------------------   ------------------------
                                               1999          1998         1999         1998            1999        1998
                                               ----          ----         ----         ----            ----        ----
 Sales - Trade                               $   803       $   886      $   180      $   178          $ -          $ -
         Intersegment                             20            26            -            -            -            -

 Cost of products sold                           788           805          150          148            -            -
 Selling, general and administrative              30            30           13           13            3            2
 Results of affiliates' operations                 -             -           (1)          (2)           7           16
 Net interest and other (income) expense           -             -            -            -            3           (4)
 Income (loss) before income taxes               (57)           13           14           15          (13)         (13)

 Tons in thousands
         Steel shipments
             Trade                             1,771         1,811          114          112
             Intersegment                         62            78            -            -
         Raw steel production                  2,076         2,203            -            -
Operating rate                                    95%          102%



                                                                  Three Months Ended September 30,
                                             -----------------------------------------------------------------------------
                                                Integrated Steel          Metal Fabrication          Corporate and Other
                                             ----------------------    ------------------------   ------------------------
                                               1999          1998         1999         1998            1999        1998
                                               ----          ----         ----         ----            ----        ----
 Sales - Trade                               $ 2,490       $ 2,770       $   495      $   514          $ -          $ -
         Intersegment                             64            67             -            -            -            -

 Cost of products sold                         2,374         2,531           412          425            -            -
 Selling, general and administrative              88            89            40           38            9            9
 Results of affiliates' operations                 -             -            (2)          (4)          30           36
 Net interest and other (income) expense          (1)           (1)            -            -            2          (18)
 Special charges                                  39             -             -            -            -            -
 Income (loss) before income taxes              (133)           34            35           45          (41)         (26)

 Tons in thousands
         Steel shipments
             Trade                             5,400         5,587           334          360
             Intersegment                        217           196
         Raw steel production                  6,365         6,200
Operating rate                                    98%           97%


Integrated Steel
----------------

Sales in 1999 decreased due to lower average steel selling prices as a result of the continuing impact of high imports that flooded the market in the last half of 1998 and lower shipments in the first and third quarters of 1999. Shipments in the second quarter were equal to the prior year quarter.

Cost of products sold as a percentage of sales increased in 1999 from 1998 primarily as a result of lower average selling prices. During the third quarter of 1999, costs were impacted by $15 million incurred since August 1, 1999 for the new USWA labor agreement, $8 million due to the blast furnace reline at the Cleveland Works that began in September 1999 and $4 million for unplanned power curtailments and the resulting higher energy costs during the summer months. These were partially offset by cost reductions including lower purchased materials for both the third quarter and first nine months of 1999.

Raw steel production at the Company's steelmaking facilities decreased in the third quarter of 1999 due to the blast furnace reline at the Cleveland Works. For the nine months ended, raw steel production was lower in 1998 primarily due to the reduced operating levels in 1998 during the H-4 blast furnace reline at the Indiana Harbor Works. The Company follows American Iron and Steel Institute ("AISI") standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company's products exceeds production capability.

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


Metal Fabrication
-----------------

Sales in the third quarter of 1999 increased over the third quarter of 1998 primarily due to higher metal buildings sales. For the nine months ended, lower average tubular selling prices and shipments in 1999 were partially offset by higher metal buildings sales.

Cost of products sold as a percentage of sales increased in 1999 as a result of lower average tubular product selling prices and the startup costs of the new tubing facility in Marion, Ohio.

Corporate and Other
-------------------

Results of affiliates' operations includes steel-related joint ventures such as Trico Steel and CAL. The transformer failure that occurred in late January 1999 continued to impact Trico Steel's results into the third quarter. With the installation of a final replacement transformer in September 1999, Trico Steel had access to full power capability for the first time since December 1998. This permitted Trico Steel to generate its highest monthly production level and highest monthly shipments in September. Third quarter 1999 results improved over both the first and second quarters of 1999 and the third quarter of 1998.

Also included in this segment are the start-up costs of CAL, a direct reduced iron joint venture located in the Republic of Trinidad and Tobago in which LTV has a 46.5% interest. CAL is progressing but with typical mechanical delays for a new start-up facility. Global market conditions for scrap substitute have improved in recent months and will provide an opportunity to increase production levels as full production capability is achieved.

Lower interest and other income resulted from decreased interest income on lower levels of investments and lower capitalized interest.

Income Taxes
------------

The 1999 and 1998 cash taxes consist of state and federal taxes including a less than 80% owned subsidiary. The Company continues to maintain a full valuation allowance to offset the non-cash tax benefit arising from the current year loss.

In the three months and nine months ended September 30, 1998, the Company recorded $2 million and $15 million, respectively, of non-cash taxes. Under fresh-start financial statement reporting rules, tax benefits associated with pre-reorganization net deductible temporary differences and net operating loss carryforwards cannot be recognized as a reduction to the tax provision but increase additional paid-in capital.

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


LIQUIDITY AND FINANCIAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, marketable securities, cash from operations, long-term borrowings, amounts available under credit facilities and other external sources of funds. In 1999, total cash, cash equivalents and marketable securities decreased by $144 million to $167 million as of September 30, 1999. During 1999, cash used by operating activities amounted to $15 million. Major uses of cash during 1999 included $156 million in capital expenditures and $91 million for investments in steel-related businesses, which includes a 50% owned joint venture with Bethlehem Steel to convert an existing electrogalvanizing facility in

Columbus, Ohio to hot-dip galvanizing using state of the art technology. LTV also acquired 16.5% of an existing electrogalvanizing line in northwestern Ohio. LTV and Bethlehem Steel also formed a 50% - 50% joint venture to acquire an automotive steel processing facility.

The Company has two credit facilities with banks, a "Receivables Facility" and an "Inventory Facility" with substantially all of the Company's receivables and inventories pledged as collateral under these credit facility agreements. In September 1999, LTV borrowed $100 million against these credit facility agreements to finance the October 1, 1999 acquisition of Welded Tube and in November 1999, borrowed an additional $115 million to complete the Copperweld acquisition. After giving effect to the borrowings, these facilities provide the Company with up to an additional $240 million of financing resources at prevailing market rates. Along with the acquisition of Copperweld, LTV issued $275 million 11.750% Senior Notes due 2009, entered into a $225 million five-year secured credit facility and issued $80 million of 8.25% Series A Cumulative Convertible Preferred Stock. See Note (5) for further discussion of these issues.

Management believes that cash provided by operations, along with its credit facilities, are sufficient to fund the current requirements of working capital, capital expenditures, investments in businesses and joint ventures and other postemployment benefits. Due to the low production levels experienced by Trico Steel, LTV and its other two partners entered into credit commitments in 1998 to lend additional funds to Trico Steel. In the first nine months of 1999, LTV advanced Trico Steel $23 million against these commitments, with an additional $5 million commitment remaining from LTV.

The Company's 8.20% Senior Notes due 2007 and the 11.750% Senior Notes due 2009 contain various covenants. These agreements place restrictions on payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. At September 30, 1999, amounts available for future dividends and stock repurchases totaled $40 million and is not limited by earnings. The Company does not believe that the restrictions contained in these covenants will cause significant limitations on its financial flexibility.



COMPETITION AND PRICES
Domestic steel producers face significant competition from foreign producers affecting both prices and volume. For the full year 1998, imports of flat rolled product from all foreign countries totaled approximately 20 million tons or 25% of domestic steel consumption, an increase of 43% from 1997 levels. A significant amount of the 1998 increase occurred after July 1998 as the last half of 1998 had imports totaling 30% of domestic steel consumption. Although imports for the first nine months of 1999 were 18% of domestic steel consumption based on preliminary reports by the AISI, the effects of the higher 1998 levels have led to the reduced prices in 1999. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations of their governments than by prevailing market conditions. Currency fluctuations and reduced consumption by Asian markets resulted in a significant increase in imports in 1998.

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

The Russian suspension agreement includes a moratorium on shipments for the first year, a quota for four subsequent years and a price provision. Russian producers are prohibited from exporting any steel to the U. S. covered by the agreement until January 1, 2000. Thereafter such imports would be limited by the following quotas: 325,000 metric tons in 2000; 500,000 metric tons in 2001; 675,000 metric tons in 2002; and 725,000 metric tons in 2003. The agreement establishes minimum prices ranging from $255 to $280 per metric ton FOB, above which Russian steel must be sold in the U.S.

The Russian comprehensive agreement restricts exports of Russian steel to the U.S. in major product areas not already covered by other agreements or antidumping orders. The comprehensive agreement, combined with the hot-rolled suspension agreement, and the suspension agreement on carbon steel plate signed in 1997, covers substantially all imports of Russian steel mill products into the U.S.

On June 21, 1999, LTV Steel, along with other domestic integrated producers, filed cold rolled trade cases against dumped and subsidized imports from Argentina, Brazil, China, Indonesia, Japan, Russia, Slovakia, South Africa, Taiwan, Thailand, Turkey and Venezuela. Antidumping complaints with margins ranging from 17% to 122% were filed against the twelve countries. Countervailing duty complaints with margins ranging from 12% to 101% were filed against Brazil, Indonesia, Thailand and Venezuela. In July 1999, the U. S. International Trade Commission ("ITC") made preliminary determination that dumped cold rolled steel imports from Japan, Russia, Brazil, China, Argentina, Indonesia, Taiwan, Thailand, Slovakia, Turkey, South Africa and Venezuela caused or threatened material injury to domestic producers. The ITC also made a preliminary determination that subsidies on imports from Brazil only caused or threatened material injury to domestic producers, allowing the countervailing duty subsidies against Brazil to proceed. Subsequently, the DOC set preliminary countervailing duties of 7% to 12% against Brazil.

On November 2, 1999, the DOC issued its preliminary determination of appropriate antidumping margins, setting preliminary margins ranging from 16% to 177% for the countries of Argentina, Brazil, Japan, Russia, South Africa, Thailand and Venezuela. On December 8, 1999 the DOC is scheduled to make its preliminary determination regarding appropriate antidumping margins for Turkey, Indonesia, China, Taiwan and Slovakia. If the investigations proceed normally, the DOC is scheduled to make its final antidumping duty determinations no later than 75 days after the date of its preliminary determinations. In December 1999, the DOC is scheduled to hold countervailing duty hearings and make its final countervailing duty determinations. In January 2000, the ITC is scheduled to make its final countervailing injury determinations. Sometime before February 17, 2000, the ITC is scheduled to make its final antidumping injury determination.

In September 1999, we joined several other petitioners before the ITC seeking relief on line pipe product imports pursuant to Section 201 of the Trade Act of 1974, as amended. In November 1999, the ITC found that serious injury has occurred to the domestic industry because of unfairly traded imports. Petitioners are seeking a quota on import of line pipe of approximately 16% of domestic consumption. Furthermore, within that general quota petitioners are seeking specific-country quotas for Korea, Japan and other countries and have asked the ITC to recommend to the President of the United States that he initiate negotiations with the exporting countries to secure their agreement to such quotas.

LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with minimills, which are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some minimill producers to enter certain sectors of the flat rolled market that have traditionally been supplied by integrated producers, and other producers have announced their intention to do the same. Industry experts estimate that current domestic raw steel production capacity will be increased by 2% by the end of 2000 as new minimills now under construction engage in start-up operations or begin operation.

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

On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997. Spending charged against this reserve in the first nine months of 1999 totaled $14 million. In April 1999, the Company completed the closure of the cold rolled finishing operations in the Number 2 finishing department at the Cleveland Works. The expense of this closure was included as part of the special charges recorded in the fourth quarter of 1998. There has been $2 million of spending against this reserve in 1999.


ENVIRONMENTAL LIABILITIES AND RELATED COSTS

LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean-up of environmental media such as soils and groundwater. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company's facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed. If, in the future, the Company were required to investigate and remediate any contamination at plant sites where hazardous wastes have been used pursuant to the Resource Conservation Recovery Act, the Company could be required to record additional liabilities. The Company cannot estimate the cost of these potential liabilities at this time, but they could be substantial. In addition, certain environmental laws such as Superfund, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of fault or the lawfulness of the original disposal activity. Permits and environmental controls are also required at LTV's facilities to reduce air and water pollution from certain operations, and these permits are subject to modification, renewal and revocation by issuing authorities. Additional permits may be required, or more onerous conditions may be imposed in our existing permits as a result of increases in production or modifications to certain of our facilities.

During the first nine months of 1999, the Company spent approximately $15 million for environmental clean-up and related matter demolition costs at operating and idled facilities, and at September 30, 1999 has a recorded liability of $123 million for known and identifiable environmental and related matter demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation investigation and clean-up of contamination. The Company also spent approximately $11 million in 1999 for environmental compliance-related capital expenditures for environmental projects and expects it will be required to spend an average of approximately $23 million annually in capital expenditures during the next five years to meet environmental standards.

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

Since the commencement of its Year 2000 readiness effort in late 1996, LTV has been engaged in a company-wide effort to achieve Year 2000 readiness for both information technology ("IT") and non-information technology ("non-IT") systems for its consolidated operations. LTV has a Steering Committee for Year 2000 issues, which meets regularly and is comprised of high-level executives and other management personnel and Year 2000 consultants. The Company is primarily using its own employees to achieve readiness in most of its manufacturing and operations systems, augmented by outside expertise related to specific systems. The Company has contracted with its principal Year 2000 outside contractor (the "Outside Contractor") to achieve Year 2000 readiness with respect to its steel business and related information technology infrastructure systems ("Business Systems").

LTV's Year 2000 readiness program involves several stages, including (1) an inventory stage to locate programs and devices that may have date sensitivities,
(2) a risk assessment and prioritization stage to determine the degree of noncompliance and the potential impact on LTV's business, (3) a remediation stage for affected systems and devices, (4) a test stage to determine if the repaired program or device is ready, and (5) an implementation stage to return the program or device back into operation.

The following table shows the Company's estimates of the stages of readiness of the Business Systems within its consolidated operations as well as its manufacturing and operations systems which include non-IT systems such as smart sensors, logic controllers, distributed control systems and embedded microprocessors.

                            As of September 30, 1999
                            ------------------------

                                                           Y2K
                                                        Readiness
                                Y2K       Y2K Impact    of Overall
                             Inventory    Assessment    Inventory(1)   Completed
                             ---------    ----------    ------------   ---------

Business Systems(2)
-        Integrated Steel      100%          100%           90%
-        Metal Fabrication     100%          100%          100%

Manufacturing Systems(2)
-        Integrated Steel      100%          100%          100%
-        Metal Fabrication     100%          100%          100%

Infrastructure(2)
-        Integrated Steel      100%          100%          100%
-        Metal Fabrication     100%          100%          100%

Supply Chain(2)
-        Integrated Steel       NA            NA            NA            100%
-        Metal Fabrication      NA            NA            NA            100%

Contingency Plans(2)
-        Integrated Steel       NA            NA            NA            100%
-        Metal Fabrication      NA            NA            NA            100%


(1) LTV considers inventory "Y2K ready" only after testing to confirm that remediation, replacement and/or work around has resolved any material Y2K problem and such inventory is returned to production. All Integrated Steel systems are scheduled for completion by the end of 1999.

(2) Excluded from the table are unconsolidated operations accounted for by the equity method such as Trico Steel and various foreign joint ventures.

Because LTV's IT and non-IT systems are subject to continuous updating, the Company will continue to monitor any new or modified systems placed in service prior to the Year 2000 rollover date.

In addition to the Company's Year 2000 program described above, LTV has implemented a business systems project, which includes new purchasing, accounts payable, spare parts inventory, human resource and maintenance planning systems throughout its steel operations. All of the above systems are excluded from the Year 2000 readiness program costs, which are disclosed below.

New outsourced benefit and payroll systems originally scheduled for implementation during 1999 will not be completed as expected. As a consequence, the existing benefit and payroll and related systems will be remediated for Year 2000 issues prior to the end of 1999. The remediation of the existing benefit and payroll and related systems is reflected in the "Y2K Readiness of Overall Inventory" reported above.

LTV continues to address the additional potential consequences that may result from unresolved Year 2000 issues and has queried material third parties, including suppliers, utility and other resource providers and customers to assess their Year 2000 readiness efforts. The Company has implemented a supply chain plan for most sole source and mission critical suppliers and customers. LTV has also developed contingency plans for its steel and steel-related plants, which assume the loss of electricity, gas and water. These plans include provisions for alternate sources of power and plans to manage the steel and steel-related plants to a safe condition followed by a staged recovery to help ensure employee safety and continued environmental compliance on the Year 2000 rollover date. The Company is taking action to prepare for the implementation of our contingency plans such as securing generators or otherwise providing for alternative sources of power and the establishment of command centers for communication and coordination on the Year 2000 rollover date.

In the event LTV and material third parties such as critical suppliers and/or customers fail to become Year 2000 compliant, a most reasonably likely worst case scenario could result in a system failure or miscalculation causing disruptions of operations, including, among other things, production difficulties, a temporary inability to process transactions, send invoices, or engage in similar normal business activities which could result in a material adverse effect on the Company's business and results of operations.

LTV expects to spend approximately $63 million for its Year 2000 readiness efforts, with $8 million designated for remediation of manufacturing and operations systems and $55 million allocated for Business Systems. These expenses include replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating known Year 2000 problems. The Company expensed $14 million in the first nine months of 1999, $35 million and $8 million of these costs in the years 1998 and 1997, respectively. The funds expensed for Year 2000 are outside of the normal information technology budget. Because the readiness program is not yet fully implemented and is subject to certain risks and uncertainties, including the readiness efforts of material third parties, there can be no assurance that LTV will not incur material costs beyond the anticipated costs described above.

The cost of the Year 2000 project and the dates by which the Company believes it will be Year 2000 ready are based on its current best estimates, which were derived based on numerous assumptions of future events, including the timely remediation of the existing benefit, payroll and related systems, the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee; however, that these estimates will be achieved; and actual results could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and imbedded computer technology in a timely manner and the ability of the Company's suppliers and customers to become Year 2000 compliant in a timely manner.

OTHER MATTERS

On September 2, 1999, United Steelworkers of America ("USWA") represented LTV employees ratified a five-year labor agreement with LTV covering approximately 9,500 active employees. LTV believes this agreement is competitive with other USWA integrated steel labor agreements. It provides for, among other things an aggregate of $2.00 in hourly wage increases, substantial pension improvements, increased sickness and accident benefits and a revised "neutrality" provision making it easier for the USWA to organize employees at LTV's non-union plants in any steel-related operation. This five-year labor agreement includes a "no strike" clause and puts in place a mechanism for resolving a long-standing dispute with the USWA relating to the Company's Trico Steel minimill.

As a result of the new labor agreement with the USWA, projected pension benefit obligations as of January 1, 1999 would have increased by approximately $300 million assuming the discount rate utilized at January 1, 1999. Pension expenses, on an annualized basis, would increase by approximately $65 million. No significant funding requirements for the pension liability are anticipated before the year 2002.


OUTLOOK

Although demand for the Integrated Steel segment's products remains strong and efforts to increase prices to appropriate levels continue, the recent price increases will not be sufficient to increase average selling prices to 1998 levels. In addition to the impact of lower selling prices, the Company will also be affected by the reline of the C-6 blast furnace at the Cleveland Works, which began in the third quarter and will extend into the fourth quarter.

The Metal Fabrication segment shows continued strong sales of metal buildings systems and tubular products in a robust construction market, while some pipe products are being negatively affected by reduced demand in the energy market and by imports. The Metal Fabrication segment results will continue to reflect the start-up operating losses from its new Marion, Ohio tubing facility in the fourth quarter of 1999. Results of Welded Tube and Copperweld and the related interest expense on the new debt will be reflected in the fourth quarter since the date of acquisition.

The Corporate and Other segment will be affected by the startup losses of CAL until sustainable production levels are achieved. Trico Steel has experienced substantial equipment problems, including but not limited to transformer outages that have prevented it from reaching satisfactory levels of performance. Although permanent transformer replacements were completed in the third quarter of 1999, it is not certain that this will result in Trico Steel becoming profitable. In addition, interest income will be reduced as compared to prior periods due to lower cash balances.

This report includes forward-looking statements. Our use of the words "outlook," "anticipate," "believes," "estimate," "expect" and similar words is intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in implementing information technology, including Year 2000 compliant systems. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     In September 1999, LTV filed an action in the U.S. Bankruptcy Court for the Southern District of New York seeking a declaratory judgment that the claims that the City of Buffalo has asserted against LTV Steel in connection with the proposed clean up of certain property sold in 1992 by LTV Steel and Hanna Furnace Corporation, a joint venture partner, to the Buffalo Renewal Authority, an agency of the City of Buffalo, have been discharged or otherwise dealt with by LTV's Chapter 11 reorganization. Also, LTV and Hanna Furnace have filed an action in the U.S. District Court for the Western District of New York claiming unspecified damages and seeking injunctive relief in connection with the City of Buffalo's placement of more than 100,000 cubic yards of contaminated soil on property owned by LTV Steel and property owned jointly by LTV Steel and Hanna Furnace.

     In July 1999, the U.S. EPA issued two violations to Copperweld Corporation concerning air emissions at its Shelby, Ohio facility. Copperweld received a "Finding of Violation" alleging that it (i) failed to conduct a timely initial performance test with respect to air emissions from its chrome plating operation and (ii) failed to notify the EPA of such test. Copperweld also received a NOV from the U.S. EPA alleging that emissions from the Shelby facility's rotary hearth furnace exceeded permit limits. The purchase agreement governing LTV's acquisition of Copperweld provides for full indemnification by the seller for these NOVs.

     Since August 1, 1999, more than 775 asbestosis Ohio workers' compensation claims have been filed with LTV Steel, the majority of which were filed on behalf of retired employees who worked at facilities that were closed in the early 1980s. All of the asbestosis workers' compensation claims were filed by the same Cleveland law firm.

     In September 1999, the Patent Office Board of Appeals affirmed the findings of the U.S. Patent Office in the Inland Steel Company patent litigation against LTV Steel described in LTV's Report on 10-K for the year ended December 31, 1998. (The U.S. Patent Office had found Inland's patents to be invalid.)

     In October 1999, the partial settlement with the U.S. EPA in the environmental proceeding involving the Cleveland Works and the Warren coke plant described in LTV's 10-K Report was entered with the U.S. District Court for the Northern District of Ohio. In accordance with the terms of the settlement, LTV Steel paid a civil penalty of $85,000 and all the counts in the complaint relating to the Warren coke plant were dismissed.

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

     (10)-(14) - Collateral Trust Agreement dated as of May 25, 1993 among LTV,
                 LTV Steel Company, Inc., United Steelworkers of America and Bank One Ohio Trust Company, NA, as Collateral Trustee (incorporated herein by reference to Exhibit 10.33 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(15) - Open-End Mortgage, Security Agreement and Fixture Filing dated as of June 28, 1993 by LTV Steel Company, Inc. to Bank One Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit 10.34 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(16) - License Agreement dated as of June 28, 1993 between LTV Steel
                 Company, Inc. and Bank One Ohio Trust Company, N.A. (incorporated herein by reference to Exhibit 10.35 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(17) - Settlement Agreement and Stipulated Order on behalf of the
                 United States of America on behalf of the United States Environmental Protection Agency approved by the United States Bankruptcy Court for the Southern District of New York (the "Court") on April 15, 1993 and supplemented by Exhibit 10.38 below (incorporated herein by reference to Exhibit 10.38 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(18) - Second Settlement Agreement and Stipulated Order supplementing
                 10.36 above and approved by the Court on May 19, 1993 (incorporated by reference to Exhibit 10.39 to LTV's Registration Statement on Form S-1 [Registration No. 33-50217])

     (10)-(19) - Settlement Agreement and Stipulated Order on behalf of the State of Minnesota approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.39 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(20) - Settlement Agreement and Stipulated Order on behalf of the
                 State of Indiana on behalf of the Indiana Department of Environmental Management approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.40 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(21) - Settlement Agreement and Stipulated Order on behalf of the
                 State of New York and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.42 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(22) - Settlement Agreement and Stipulated Order on behalf of the
                 State of Connecticut and approved by the Court on May 19, 1993 (incorporated herein by reference to Exhibit 10.43 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(23) - Settlement Agreement and Stipulated Order on behalf of the
                 Commonwealth of Pennsylvania and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.44 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(24) - Settlement Agreement and Stipulated Order on behalf of the
                 State of Ohio on behalf of the Ohio Environmental Protection Agency and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.45 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(25) - Settlement Agreement and Stipulated Order on behalf of the
                 State of Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.46 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

     (10)-(26) - Closing Agreement Between LTV, its subsidiaries and the
                 Commissioner of Internal Revenue as filed with the United States Bankruptcy Court for the Southern District of New York on May 14, 1993 (incorporated herein by reference to Exhibit
                 10.47 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

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

     (10)-(49) - Amendment No. 2 dated as of March 1, 1998 to the Receivables
                 Purchase and Sale Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., Continental Emsco Company, LTV Steel Tubular Products Company, Georgia Tubing Corporation and LTV Sales Finance Company and Amendment No. 1 to Revolving Credit Agreement dated as of October 12, 1994 among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent, both dated as of March 1, 1998 (incorporated by reference to Exhibit (10)-(57) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

     (10)-(50) - Agreement dated as of December 2, 1998 between LTV, the PBGC, the Initial LTV Group (as defined in the Agreement) and LTV, as Administrator of the Restored Plans (incorporated by reference to Exhibit (10)-(50) to LTV's Report on Form 10-K for the year ended December 31, 1998)

     (10)-(51) - Employment, Retirement and Non-Competition Agreement dated as of December 28, 1998 between LTV and David H. Hoag (incorporated by reference to Exhibit (10)-(51) to LTV's Report on Form 10-K for the year ended December 31, 1998)

     (10)-(52) - Indenture dated as of November 5, 1999 among LTV, certain guarantors named therein, and U.S. Bank Trust, N.A., as Trustee (filed herewith)

     (10)-(53) - Certificate of Designations for Series A Convertible Preferred
                 Stock (filed herewith)

     (10)-(54) - Credit Agreement dated as of November 10, 1999 among LTV, the lenders named therein, Morgan Stanley Senior Funding, Inc., syndication agent and Credit Suisse First Boston, as Administrative Agent, together with certain exhibits thereto (Security Agreement, Guarantee Agreement and Indemnity, Subrogation and Contribution Agreement) (filed herewith)

     (11)      - Statement re Computation of Per Share Earnings (filed herewith)

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

Date: November 12, 1999
-----------------------