Form 10-K405
period 1999-12-31
LTV CORP
filed 2000-03-01
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999        Commission File Number 1-4368

                               THE LTV CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                      75-1070950
(State or other jurisdiction             (I.R.S. Employer Identification Number)
     of incorporation)

          200 Public Square                             44114-2308
           Cleveland, Ohio                              (Zip Code)
(Address of principal executive office)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (216) 622-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                                   Approximately $337.0 Million
                                                      (As of February 15, 2000)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                              99,983,389 shares of Common Stock
                                                  (As of February 15, 2000)

Documents Incorporated by Reference: Annual Proxy Statement for 2000 Annual Meeting (Part III)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

ITEM 1.  BUSINESS.

FORWARD LOOKING STATEMENTS

         "Item 1. Business," "Item 2. Properties" and "Item 3. Legal Proceedings" of this report include forward-looking statements. The use of the words "outlook," "anticipates," "believes," "estimate," "expect" and similar words is intended to identify these statements as forward-looking. These statements represent the Company's current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic steel production capacity; changes in raw material costs; increased environmental and other operating costs; loss of business from major customers, especially for high value-added products; unanticipated expenses; substantial changes in financial markets; labor unrest; increased foreign competition; major equipment failure; unanticipated results in pending legal proceedings or difficulties in implementing information technology, including Year 2000 compliant systems.

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

         LTV is (i) a leading domestic integrated steel producer; (ii) the largest producer of mechanical and structural steel tubing products in North America; (iii) the world's largest producer of bimetallic wire products; and
(iv) the second largest manufacturer of pre-engineered metal buildings systems in North America. LTV also owns interests in steel-related technology joint ventures.

         For financial reporting purposes, LTV has disaggregated the results of its operations and certain other financial information into three segments:
Integrated Steel, Metal Fabrication and Corporate and Other, which includes steel-related technology joint ventures. The notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth certain financial information relating to LTV's business segments. The table below shows the percentage contribution to LTV's net sales of each segment for the periods indicated.


                            1999         1998         1997
                            ----         ----         ----

Integrated Steel             80%          84%          88%

Metal Fabrication            20%          16%          12%

Corporate and Other          --           --           --

         Integrated Steel. LTV's Integrated Steel segment manufactures and sells a diversified line of carbon flat rolled steel products including hot rolled, cold rolled and galvanized sheet and tin mill products. LTV is the third largest domestic integrated steel producer, the second largest domestic producer of flat rolled steel based on 1999 shipments (as compiled by LTV based primarily on publicly filed data), and a leading domestic supplier of quality-critical, flat rolled steel to the transportation, appliance and electrical equipment and service center industries in the United States. In its integrated steel operation, LTV operates two domestic integrated steel mills (Cleveland Works and Indiana Harbor Works) and various finishing, galvanizing and processing facilities. Also included in LTV's integrated steel operation are iron ore and limestone operations, which provide raw materials to support the manufacturing operations. LTV is engaged in these operations primarily through its subsidiary LTV Steel Company, Inc. ("LTV Steel"). See "Item 2. Properties" for a description of these assets and operations.

         Metal Fabrication. LTV's Metal Fabrication segment manufactures (i) structural and mechanical tubing, conduit and other tubular products and line and standard pipe for use in transportation, agriculture, construction and oil and gas industries; (ii) bimetallic copper-clad steel and aluminum wire, rod and strand for use in the telecommunications and utility industries; (iii) value-added automotive tubular parts for use in transportation industries; and
(iv) pre-engineered metal buildings for low-rise commercial and industrial applications. Certain investments in steel processing joint ventures are also reported as part of the Metal Fabrication segment.

         Corporate and Other. LTV's Corporate and Other segment includes (i) a 50% interest in a steel mini-mill operation, Trico Steel Company, L.L.C. ("Trico Steel"), (ii) a 46.5% interest in Cliffs and Associates Limited, a reduced iron plant in the Republic of Trinidad and Tobago, and (iii) corporate investments and related income and other expense.

SIGNIFICANT DEVELOPMENTS

         Acquisitions. As part of LTV's strategy of pursuing growth in metal fabrication businesses, the Company acquired Welded Tube Co. of America on October 1, 1999 and Copperweld Corporation and Copperweld Canada Inc. on November 10, 1999. The aggregate purchase price paid in 1999 was $764 million. These tubular product companies were combined with LTV's existing tubular products business to create LTV Copperweld, which is now the largest and most diverse manufacturer of tubular products in North America. In order to finance a portion of the purchase price for these acquisitions, the Company (i) issued $80 million aggregate liquidation amount of Series A Cumulative Convertible Preferred Stock, (ii) borrowed $225 million under a new term financing and (iii) issued $275 million of 11.75% senior notes due 2009. The combined gross proceeds of these financings amounted to $580 million. The balance of the amount required to finance the acquisitions was drawn from LTV's existing credit facilities.

         Steel Imports and Trade Cases. Due primarily to the 1998 economic difficulties faced by countries in Asia and Latin America, imports into the U.
S. of carbon flat rolled steel products increased to record levels during the fall of 1998. A significant percentage of these imports were unfairly traded under U. S. trade laws. This resulted in a sharp decline in domestic steel prices. In 1999, following the issuance of final dumping determinations by the Department of Commerce in the hot rolled trade cases and the filing of cold rolled trade cases, the level of imports of flat rolled steel receded. The Company is continuing to monitor the surge in unfairly traded imports and its effects on the Company's operations and anticipates that additional unfair trade cases may be filed. See "Item 3. Legal Proceedings - Trade Cases."

         Trico Steel. LTV's joint venture steel mini-mill operation, Trico Steel, has experienced equipment problems that have prevented it from achieving its rated capacity of 2.2 million tons and its product mix. Two transformers that failed in late 1998 and early 1999 were replaced in September and have allowed Trico Steel access to full power capability for the first time since December 1998. Results have improved in each quarter of 1999; and in the fourth quarter of 1999, Trico Steel's results were approximately breakeven. Shipments for the year were 1.2 million tons.

         Labor Relations. On September 2, 1999, LTV's Integrated Steel and certain tubular employees represented by the United Steel Workers of America ("USWA") ratified a five-year labor agreement with LTV covering approximately 9,500 active employees. LTV believes this agreement is competitive with other USWA integrated steel labor agreements. This five-year labor agreement includes a "no strike" clause and provides for, among other things, an aggregate of $2.00 in hourly wage increases, substantial pension improvements and increased sickness and accident benefits. The new labor agreement also requires LTV to take a neutral stance with respect to, as well as take certain steps to facilitate, the USWA's efforts to organize employees at any U.S. or Canadian raw materials or steel-related venture in which LTV has a material interest. LTV has also agreed with the USWA to cause Trico to enter into a neutrality agreement with respect to the USWA's efforts to organize Trico's employees or, if LTV has not done so by August 1, 2000, to expeditiously exit from LTV's Trico Steel investment. Because LTV owns only a 50% interest in Trico Steel, LTV is unable to unilaterally ensure that Trico Steel undertakes these steps.

                                INTEGRATED STEEL

STEEL MILL PRODUCTS

         During the years 1999, 1998 and 1997, LTV's integrated steel operation accounted for 6.8%, 7.1%, and 7.2%, respectively, of total domestic industry shipments of steel mill products, based on American Iron and Steel Institute ("AISI") reports. The net tons of steel mill products shipped by LTV's integrated steel operations during these periods were: 1999--7,183,000; 1998--7,238,000; and 1997--7,655,000.

         LTV's integrated steel mill product mix is reflected in the following table, which shows the revenue dollars for the periods indicated:

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                (Dollars In Millions)

                                          1999          1998         1997
                                         -------       -------      -------

Hot and cold flat rolled products        $1,748        $1,955        $2,137
Galvanized products                       1,204         1,213         1,230
Tin mill products                           338           395           502
Other                                       100           121           137
                                         ------        ------        ------
         Total                           $3,390        $3,684        $4,006
                                         ======        ======        ======

         Hot and cold flat rolled and galvanized products are used in the manufacture of automobile bodies, appliances and other consumer durable goods, farm equipment, industrial machinery, office equipment, machine parts and tubular products. Tin mill products are used by the container industry in the manufacture of cans and closures.

STEEL PRODUCTION

         The following table sets forth raw steel production and estimated capability information for both LTV and the domestic steel industry during the periods indicated:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------

                                                1999         1998         1997
                                                ----         ----         ----

Capability (net tons in thousands)
    LTV-Integrated Steel                        8,700        8,600        8,400
    Industry(b)                               128,200      125,300      121,400
    Percent of industry                          6.8%         6.9%         6.9%
Production (net tons in thousands)
    LTV-Integrated Steel                        8,400        8,100        8,900
    Industry(b)                               107,200      107,600      107,500
    Percent of industry                          7.8%         7.6%         8.3%
Production as a percentage of capability
    LTV-Integrated Steel(a)                     97.1%        95.0%       106.0%
    Industry(b)                                 83.7%        85.9%        88.5%


(a) The Company follows industry standards in calculating its maximum operating rate which is based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. LTV re-rated its capacity in 1998 and 1999, which resulted in a 2.3% and a 1.1% increase in AISI rated capacity, respectively.

(b) The information relating to the domestic steel industry is as reported by or is derived from data reported by the AISI and is preliminary for 1999. A net ton is 2,000 pounds.

         In its integrated steel operation, LTV produces its steel using the basic oxygen furnace process at its Cleveland Works and Indiana Harbor Works. With three continuous casters, LTV continuously casts 100% of its steel production. LTV has supplemented its own steel production in recent years with purchases of semi-finished steel during periods of blast furnace outages. In 1999, 1998 and 1997, LTV purchased approximately 112,000 tons, 36,000 tons and 322,000 tons, respectively, of semi-finished slabs from other domestic and foreign steel producers.

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

CUSTOMERS

         The following table sets forth the percentage of integrated steel shipments by tonnage distributed among LTV's various markets for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------
                                                      1999     1998     1997
                                                      ----     ----     ----

Steel service centers                                  24%      25%      26%
Transportation                                         30       27       25
Converters and processors                              19       18       19
Electrical, agricultural and other machinery            8        8        8
Household appliances and office equipment               6        7        6
Containers and packaging                                5        7        8
Construction                                            5        6        6
Exports                                                 3        2        2
                                                      ---      ---      ---
    Total                                             100%     100%     100%

         Direct sales to General Motors, the Company's largest customer, accounted for approximately 10%, 9% and 11% of the Company's consolidated revenues in 1999, 1998 and 1997, respectively.

SALES, MARKETING AND DISTRIBUTION

         LTV's integrated steel products are sold under annual sales arrangements and on the spot market. The Company's integrated steel sales organization is headquartered in Cleveland, Ohio. Employees performing commercial, marketing and customer service functions are organized along market lines. LTV also maintains regional offices for integrated steel sales functions.

GALVANIZING JOINT VENTURES

         LTV owns joint venture interests in two electrogalvanizing lines and recently entered into a new joint venture to build a hot-dip galvanizing line. The electrogalvanizing line at LTV's Cleveland Works ("LSE") is a joint venture owned 60% by LTV and 40% by a subsidiary of Sumitomo Metal Industries, Ltd. ("Sumitomo"). The line's coating process creates one-sided and two-sided zinc-coated flat rolled steel products and has an annual coating capacity of approximately 420,000 tons of electrogalvanized product. LTV is the only partner to have processed its material at LSE.

         The electrogalvanizing line located in Walbridge, Ohio is a joint venture that is owned 16.5% by LTV, 33.5% by a subsidiary of Bethlehem Steel Corporation ("Bethlehem") and 50% by a subsidiary of Material Sciences Corporation. This line's coating process currently creates zinc, nickel/zinc and nickel /zinc/organic coated products and has an annual coating capacity of approximately 450,000 tons of electrogalvanized product. One third of this line's capacity is dedicated to LTV.

         Another electrogalvanizing line, L-S II, located in Columbus, Ohio and previously owned 50% by Sumitomo, is currently being converted into a hot-dip galvanizing line to be known as Columbus Coatings Company, owned 50% by LTV and 50% by Bethlehem. Each partner will be entitled to 50% of the new line's capacity. Columbus Coatings will produce high-quality, hot-dip galvanized and galvannealed flat rolled steel. The converted facility will have annual capacity of approximately 500,000 tons of premium corrosion-resistant steel for exposed automotive applications. Production is scheduled to begin in the fourth quarter of 2000.

         Related to the new hot-dip galvanizing line, LTV and Bethlehem entered into another joint venture, the Columbus Processing Company, which is a steel slitting, inspecting and warehousing services facility for the automotive industry.

METALSITE

         LTV owns a 4% interest in MetalSite L.P. ("MetalSite"), a Delaware limited partnership formed in 1998 to establish an Internet-based electronic exchange on which steel and other metals can be purchased and sold. LTV also holds a warrant, exercisable before March 31, 2001, which entitles the Company to increase its partnership interest in MetalSite to 10%. In addition to its business-to-business e-commerce services, MetalSite also provides industry, national, and business news and industry statistics. Other partners in MetalSite include several domestic steel companies, Ryerson Tull, Inc., Internet Capital Group, Inc., and certain key employees of MetalSite.

COMPETITION

         LTV competes directly with domestic and foreign flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood, which sometimes can be substituted for flat rolled carbon steel in manufactured products. The primary factors that have affected competition include price, quality, delivery performance and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate certain of its products from those of its competitors on the basis of product quality, technology, modern facilities and customer product and technical support.

         Foreign. Domestic steel producers have faced significant and intense competition from foreign producers. The intensity of foreign competition is affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Based on AISI reports, imports of flat rolled products surged to record levels during 1998. In 1999, following the issuance of final dumping determinations by the U.S. Department of Commerce (the "DOC") in the hot rolled trade cases, the level of imports of flat rolled steel receded. Based on AISI reports, imports of flat rolled products (excluding semi finished steel) totaled approximately 18% of total domestic steel consumption in 1999, approximately 25% in 1998 and 19% in 1997. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by such foreign producers with respect to production and sales are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

         For a description of the recent trade cases filed in 1999 as well as final dumping and subsidy decisions issued in 1992 and 1999, some of which are still the subject of pending appeals, see "Item 3. Legal Proceedings - Trade Cases."

         Domestic. LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with mini-mills which in many cases have lower costs of production than integrated steel mills. Mini-mills generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Thin slab casting technologies have allowed some mini-mill producers to enter certain sectors of the flat rolled market, which have traditionally been supplied by integrated producers. Because of their technology, the profitability of mini-mills depends heavily upon the availability and price of scrap steel, their principal raw material. In weak markets, mini-mills benefit from falling scrap prices. See "- Corporate and Other" for information regarding LTV's 50% participation in Trico Steel, a mini-mill joint venture.

RESEARCH AND DEVELOPMENT

         LTV's research and development efforts focus on developing new production processes to improve the quality and reduce the cost of LTV's product lines, provide product and technical support to customers and create new steel products. LTV's Integrated Steel segment operates a research and development facility and customer technical center in Cleveland to develop new steel products, improve existing steel products and develop more efficient operating procedures to meet the continually increasing demands of the transportation, appliance, electrical equipment and container markets. The employees of LTV's research and development facilities include chemists, metallurgists and engineers.

         LTV's Integrated Steel segment also has a product application office in Detroit that works closely with customers in identifying optimum steel and manufacturing methods, evaluating steel product performance and solving customer manufacturing problems.

         Expenditures for research and development totaled $13 million in 1999 and $14 million in both 1998 and 1997. These expenditures do not include the efforts of sales and manufacturing employees in working to meet customer technical demands.

                                METAL FABRICATION

         The table below sets forth the revenues of the Metal Fabrication segment by product line for the years indicated and includes 1999 revenues on a pro forma basis as if the acquisitions of Welded Tube Co. of America and Copperweld Corporation and Copperweld Canada Inc. had occurred on January 1, 1999:


                                            Year ended December 31,
                                            -----------------------
                                             (Dollars in Millions)
                                   1999
                                 Pro forma      1999       1998        1997
                                 ---------    -------    -------     -------
Mechanical tubing                 $  374       $ 83       $ 53        $ 63
Structural tubing                    261         40         --          --
Pipe                                  76         73         95         129
Other tubing                         310        210        172         172
Bimetallic products                  111         16         --          --
Metal buildings systems              396        396        363         177
                                  ------       ----       ----        ----
     Total                        $1,528       $818       $683        $541
                                  ======       ====       ====        ====


TUBULAR PRODUCTS

         LTV Copperweld, formed through the combination in late 1999 of LTV's existing tubular products operations with Copperweld Corporation, Copperweld Canada Inc. and Welded Tube Co. of America, is the largest and most diverse manufacturer of tubular products in North America. The new entity is managed by an integrated management team drawn from all of the tubular products operations.

         Products. The Company's steel tubing products include (i) a full range of mechanical tubing product lines, including welded, seamless and drawn-over-mandrel ("DOM") product types, used in transportation, agricultural and industrial equipment, fluid power, construction, recreation and office furniture markets, (ii) structural tubing, used in a wide variety of applications including construction, industrial and transport equipment, agricultural structures, structural support and safety as well as ornamental tubing for buildings, highways and bridges, (iii) electrical conduit, used in construction, (iv) stainless steel tubing, used for sanitary, corrosive and decorative applications and (v) standard, line and oil country pipe used primarily in the oil and gas and construction industries. LTV Copperweld is the largest producer of mechanical and structural tubing in North America.

         LTV Copperweld also produces value-added tubular automotive parts that are fabricated from mechanical tubing at its Canadian operations. These products include instrument panel beams, axles and various suspension parts. In addition, LTV Copperweld is the world's largest manufacturer of bimetallic copper-clad steel and aluminum wire, rod and strand, used in the telecommunications (primarily cable television and telephone) and utility industries.

         Facilities. LTV Copperweld operates 23 plants and employs approximately 3,500 people in the United States, the United Kingdom and Canada. Among LTV Copperweld's operations are several facilities that have recently been built or substantially expanded. These facilities include:

         o a new technologically advanced mechanical tubing manufacturing facility in Marion, Ohio, with a rated annual processing capacity of 146,000 tons. The facility, which commenced operations in April 1999, was built at a capital cost of approximately $52 million. The facility manufactures high-quality tubing for the transportation and other mechanical tubing markets, including for the manufacture of hydroformed parts, and is expected to reach full capacity in 2001. Automobile manufacturers are expected to increase their use of mechanical tubing products in order to reduce the weight of vehicles and the cost of vehicle construction.

         o a recently completed structural tubing plant in Portland, Oregon with 130,000 tons of annual production capacity. The facility, which commenced operations in July 1999, was built at a cost of approximately $53 million. The plant will strengthen the presence of LTV Copperweld in the Pacific Northwest and western Canada, offering regional customers lower transportation costs and access to improved product quality. In addition to structural tube manufacturing, the plant has in-line coating capacity, a slitting line and a warehousing facility.

         o a state-of-the-art stainless steel tube manufacturing facility in Elizabethtown, Kentucky. The $15 million facility, which commenced operations in June 1999, has an initial annual production capacity of 7,000 tons. A doubling of capacity at this facility is planned once it is fully operational.

         o a 40,000 ton, $44 million expansion of the DOM capacity at the LTV Copperweld mechanical tubing plant in Shelby, Ohio was completed in 1998.

         Customers. The table below sets forth on a pro forma basis the percentage of tubular and bimetallic product shipments of LTV Copperweld by tonnage distributed among their various markets for the periods indicated:

                                          Year ended December 31,
                                          -----------------------
                                     1999          1998          1997
                                     ----          ----          ----
Steel service centers                 54%           53%           56%
Agricultural and industrial           19            19            18
Transportation                        17            15            13
Telecommunications                     1             2             2
Construction                           2             2             2
Other                                  7             9             9
                                     ----          ----          ----
        Total                        100%          100%          100%


         Sales, Marketing and Distribution. LTV Copperweld's tubular products are sold through a sales organization that is divided into 19 regions in the United States administered by regional managers and through independent sales representatives. Customer service representatives are located at certain of LTV Copperweld's plant locations. Separate sales organizations are responsible for sales of tubular products and value-added automotive tubing products produced at LTV Copperweld's Canadian operations. Bimetallic products are sold to telecommunications markets through a company sales organization and to utility markets primarily through independent agents.

         Competition. The mechanical tubing business is highly fragmented with over 100 participants geographically diversified across North America. Welded mechanical tube competition is stratified with quality ranging from non-commodity products to more commodity-like products which compete primarily on price.

         The structural tubing business is characterized by intense competition, limited product differentiation, a fragmented supplier base, and the emergence of new low-cost capacity in certain regions. The primary factors that affect competition are service and price. LTV Copperweld is the largest supplier to this market in North America and is differentiated by its proprietary Kleenkote(TM) process, large diameter product offerings, and broad geographic network of production facilities.

         The standard and line pipe markets are highly fragmented and heavily affected by foreign competition; foreign products accounted for 44% of the market in 1999, 49% in 1998 and 37% in 1997.

METAL BUILDINGS

         VP Buildings was acquired on July 2, 1997. VP Buildings' metal buildings systems are typically custom designed or pre-engineered, one- to two-story metal buildings for commercial and industrial uses, such as office buildings, aircraft hangars, manufacturing facilities, warehouses, schools, shopping centers and churches within the non-residential construction market. LTV believes, based on Metal Building Manufacturers Association ("MBMA") data, that VP Buildings has the second largest market share in the domestic industry.

         Products. VP Buildings produces approximately 7,000 buildings systems annually. Principal components in a metal buildings system are welded primary structural members, secondary structural components, and a variety of wall and roof components. These components are fabricated at VP Buildings facilities according to specifications and shipped to building sites for assembly by independent builders. VP Buildings also produces architectural building components, including metal roofing and siding products, fiberglass-reinforced polymer wall panels and retro-fit metal roofing systems.

         Customers. VP Buildings' products are marketed through a network of approximately 1,000 builders and distributors in the United States and Canada, the majority of which deal exclusively with VP Buildings for their buildings systems requirements. VP Buildings has developed a proprietary software system intended to significantly improve the ability of these builders to develop engineering designs, obtain immediate pricing and order various building design configurations. VP Buildings also markets directly to national and international corporate accounts, typically working closely with qualified builders to develop project bids. Architectural and other metal building components are marketed through independent sales agents and the VP Buildings' builder network. End use customers for VP Buildings' products are highly diverse.

         Facilities. VP Buildings designs and manufactures metal buildings systems at eight domestic locations and manufactures architectural components for nonresidential facilities at two domestic locations. In addition to its metal buildings systems production joint venture near Porte Alegre, Brazil, VP Buildings has new metal buildings systems production joint ventures in Santiago, Chile and Monterrey, Mexico. VP Buildings also has technology licensing arrangements in Argentina, China, Egypt, Japan, South Korea and Spain.

         Sales, Marketing and Distribution. VP Buildings' domestic sales organization is divided into five regions that cover the United States and Canada and promote and serve its network of authorized builders. In addition, VP Buildings has a national account sales staff dedicated to handling large builders and corporate customers whose operations are national in scope. VP Buildings also distributes various other building products produced by third parties (including insulation, vents, windows and doors) to its builder network in order to provide a complete building package.

         Competition. Metal buildings are an alternative to conventional forms of non-residential building construction, with competition primarily based on cost, construction time, appearance, thermal efficiency and other customer requirements. VP Buildings competes with numerous other metal buildings systems manufacturers as well as conventional general contractors. The largest five such manufacturers (including VP Buildings) account for approximately 70% of industry sales, according to MBMA. Competition among metal buildings systems companies is based primarily on price, service, product design and performance, and marketing capabilities.

RAW MATERIALS

         LTV Copperweld and VP Buildings purchase approximately two million tons of flat rolled steel a year, primarily in the form of hot rolled steel strip, but including galvanized sheet, cold rolled strip, steel bars and rod. VP Buildings is not currently a significant customer of LTV's Integrated Steel segment. LTV Copperweld purchased 378,000 tons of flat rolled steel from LTV's integrated steel operations during 1999.

METAL FABRICATION JOINT VENTURES

         LTV's Metal Fabrication segment also includes an approximate 11% interest in a tailor welded blanking operation ("TWB") in Monroe, Michigan (acquired in 1997) which adds value to product sold to domestic automotive customers. Partners in the joint venture are Worthington Industries, Inc., Thyssen Krupp A.G., and two domestic steel producers. TWB uses new technology to weld together two or more steel blanks which may be of different grade or thickness for automotive stamping operations. Automotive parts, currently being made with laser tailor welded blanks, have recently experienced growing commercial acceptance for their ability to reduce cost and weight through this process. Applications for these products include body side frames, wheel house panels, center pillars, pillar reinforcements, motor compartment rails, floor panels and front and rear door panels.

         LTV owns an 18% interest in Lagermex (acquired in 1997), a joint venture which operates automotive steel processing and blanking operations in Puebla and Silao, Mexico. The venture in Puebla supplies inventory management, slitting and blanking products and services required to produce a Volkswagon plant's steel stampings to Volkswagen de Mexico and its parts suppliers in Puebla. The operation in Silao, which recently began operations, will supply blanks and offer warehouse services to a local supplier of a General Motors plant. Partners in the joint venture are Krupp Hoesch Stahlexport GmbH and local plant management.

         The Company owns a 40% interest in Galvtech, a hot dip galvanizing joint venture located in Pittsburgh, Pennsylvania with annual processing capacity of 420,000 tons. LTV provides certain materials processed in this facility under a long-term supply agreement.

                               CORPORATE AND OTHER

         LTV's Corporate and Other segment includes steel-related technology joint ventures. These joint ventures consist of interests in a steel mini-mill and a foreign reduced iron facility (which produces a substitute for steel scrap for use in electric furnace steel manufacturing operations) and corporate investments and related income and other expense.

         Steel Mini-mill. LTV's joint venture steel mini-mill operation, Trico Steel, is located in Decatur, Alabama, and began commercial operations in the second quarter of 1997. Trico Steel, which is owned 50% by a subsidiary of LTV and 25% each by subsidiaries of Sumitomo and Corus Group plc ("Corus"), produces commercial and high-quality hot rolled steel. When at full capacity, the plant is expected to produce up to 2.2 million tons of hot rolled steel products in widths up to 65 inches and gages as thin as one millimeter. The new ultralight gage hot rolled steel will compete with certain grades of cold rolled steel. The steel produced by Trico Steel is sold by a sales force of a wholly owned subsidiary of LTV that is dedicated solely to the sale of Trico Steel product. The Trico Steel investment is expected to provide improved market access to the southeastern portion of the United States.

         Trico Steel has experienced equipment problems that have prevented it from achieving its rated capacity of 2.2 million tons and its targeted product mix. Two transformers that failed in late 1998 and early 1999 were replaced in September 1999 and have allowed Trico Steel access to full power capability for the first time since December 1998. Results have improved in each quarter of 1999; and in the fourth quarter of 1999, Trico Steel's results were approximately breakeven. Shipments for the year were 1.2 million tons.

         Reduced Iron Facility. LTV's reduced iron joint venture with Cleveland-Cliffs Inc. and Lurgi AG, Cliffs and Associates ("CAL"), completed construction of a facility in the Republic of Trinidad and Tobago to produce reduced iron briquettes (a substitute for steel scrap) for use in electric furnace steelmaking operations. The joint venture, which began commissioning procedures in the second quarter of 1999, is 46.5% owned by LTV with the remainder owned by subsidiaries of Cleveland-Cliffs Inc. (46.5%) and Lurgi AG (7%). The project utilizes the prototype CIRCORED(R) process and is expected to have an annual rated capacity of 500,000 metric tons. Operation of the facility is managed by Cliffs Reduced Iron Management Company, a subsidiary of Cleveland-Cliffs Inc. Mechanical start-up modifications have extended the planned start-up curve and will likely reduce year 2000 production below an earlier estimate of 400,000 metric tons.

                              OTHER ASPECTS OF LTV

EMPLOYEES AND LABOR MATTERS

         As of December 31, 1999, LTV and its consolidated subsidiaries had approximately 17,900 active employees. Of these employees, approximately 12,100 are employed in the Integrated Steel segment and approximately 5,800 are employed in the Metal Fabrication segment. Approximately 12,300 active employees, primarily hourly workers, are represented by unions. Of the union represented employees, approximately 10,500 are represented by the USWA (primarily in the Integrated Steel segment and in the tubular operations included in the Metal Fabrication segment) and approximately 1,900 are represented by the Teamsters Union, the Carpenters Union, the Canadian Autoworkers or by the Sheet Metal Workers Union (primarily in the Metal Fabrication segment).

ENVIRONMENTAL LIABILITIES

         LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, and the remediation of soil and groundwater contamination caused by releases of hazardous materials.

         The Company spent approximately $18 million in 1999, $14 million in 1998 and $32 million in 1997 for compliance-related capital expenditures, primarily in connection with its integrated steel operations, and expects to spend an average of approximately $24 million annually in capital expenditures for the next five-year period, primarily in connection with its integrated steel operation, to meet environmental standards (including requirements of the 1990 Clean Air Act Amendments). Estimates for future capital expenditures and operating costs required for environmental compliance are difficult to determine, however, due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements and the availability of new technologies.

         Also, the Company spent approximately $18 million in 1999, $24 million in 1998 and $16 million in 1997 for environmental clean-up and related matters at operating and idled facilities and had a recorded liability of $121 million at December 31, 1999 (including costs related to the demolition, closure and clean-up of closed facilities) and $136 million at December 31, 1998 for known and identifiable environmental clean-up and related matters that are probable to occur, based on current law and existing technology. Most of these expenditures are expected to be incurred by the Company over the next five-year period, primarily in connection with its integrated steel operation. Other requirements for environmental matters, which could increase these costs, may arise in the future. See the discussion of "Environmental Liabilities and Related Costs" included on pages F-9 to F-10 of this Annual Report on Form 10-K.

YEAR 2000 READINESS DISCLOSURE

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year end. The Company believes that any such problems are likely to be minor and correctible. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

         The Company expensed $58 million on Year 2000 readiness efforts from 1997 through 1999. These efforts included replacing some manufacturing and business systems, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

         NOTE: THE DISCLOSURE ABOVE IS DESIGNATED AS YEAR 2000 READINESS DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of LTV.

NAME                                             AGE*        OFFICE
----                                             ----        ------
Peter Kelly.................................      58         Chairman of the Board, President and
                                                             Chief Executive Officer
James F. Haeck..............................      53         Executive Vice President
Richard J. Hipple...........................      47         Executive Vice President
John D. Turner..............................      53         Executive Vice President
Glenn J. Moran..............................      52         Senior Vice President, General Counsel and Secretary
George T. Henning...........................      58         Vice President and Chief Financial Officer
John C. Skurek..............................      55         Vice President and Treasurer
Eric W. Evans...............................      43         Vice President and Controller

* As of December 31, 1999.


OFFICERS

         The only employee of LTV who is a director of LTV is Mr. Kelly, the Chairman of the Board, President and Chief Executive Officer of LTV. Mr. David
H. Hoag, who had been Chairman of the Board, retired as Chairman of the Board and as a director of LTV effective January 31, 1999.

         All officers, except Mr. Henning and Mr. Turner, have been employed by LTV for more than the last five years.

         Mr. Kelly became Chairman of the Board of LTV in February 1999, and Chief Executive Officer of LTV in September 1998. He has been a director of LTV since July 1997. Additionally, since July 1997, he has been President and Chief Operating Officer of LTV. Prior thereto, he was a Group Vice President of LTV from February 1991 to July 1997. He has also been President and a director of LTV Steel since February 1991.

         Mr. Haeck was elected Executive Vice President of LTV in February 1998. Prior thereto, since January 1996, he served as Senior Vice President-Commercial of LTV. During the last five years, Mr. Haeck has also served as Senior Vice President-Commercial and Senior Vice President-Flat Rolled Operations at LTV Steel, Vice President and General Manager of Cleveland Works and Vice President and General Manager of Tubular Products at LTV Steel.

         Mr. Hipple was elected Executive Vice President of LTV in February 1998 and President of LTV Steel in January 2000. Prior thereto, he served as Senior Vice President of LTV Steel. During the last five years, Mr. Hipple has also served in a variety of officer positions at LTV Steel with responsibilities in the purchasing, engineering, environmental and strategic planning areas.

         Mr. Turner was elected Executive Vice President of LTV and President of LTV Copperweld in November 1999. Prior thereto, since February 1988, he served as President and Chief Executive Officer of Copperweld Corporation.

         Mr. Moran has been Senior Vice President and General Counsel of LTV since September 1992 and Secretary since July 1993. He has also served for the last six years as Vice President and General Counsel of LTV Steel.

         Mr. Henning was elected Chief Financial Officer of LTV in May 1999. Prior thereto, since September 1995, he was Vice President and Controller of LTV. Prior to September 1995, Mr. Henning was Vice President and Chief Financial Officer of Pioneer Companies, Inc.

         Mr. Skurek has been Vice President and Treasurer of LTV since February 1993. Mr. Skurek has also served as Vice President and Treasurer of LTV Steel since September 1992.

         Mr. Evans was elected Vice President and Controller in June 1999. Prior thereto, Mr. Evans served as General Manager-Strategic Planning and Business/Corporate Development of LTV from November 1995 to June 1999. Prior thereto, he was Senior Director-Investor Relations of LTV.

ITEM 2.  PROPERTIES.

CORPORATE HEADQUARTERS

         LTV's corporate headquarters is in Cleveland, Ohio under a lease that expires in 2011. The lease provides LTV three consecutive five-year renewal options to extend the lease term through 2026.

INTEGRATED STEEL PRODUCING FACILITIES

         The Company operates two integrated steel mills, Cleveland Works and Indiana Harbor Works, and various steel finishing, galvanizing and processing facilities as well as stand alone tin mill operations. During the last five years, the Company has spent approximately $1.3 billion to modernize and upgrade these core integrated steel facilities.

         The Cleveland Works at Cleveland, Ohio produces a variety of flat rolled products. This facility includes three blast furnaces, two basic oxygen furnaces, two continuous slab casters, one vacuum degassing and two ladle metallurgy systems, two hot strip mills, two cold reducing mills, a continuous anneal line, sheet finishing facilities and an electroplate line.

         The Indiana Harbor Works at East Chicago, Indiana produces a variety of flat rolled products. Major facilities include two blast furnaces, a basic oxygen furnace, a continuous slab caster, a vacuum degassing and ladle reheating system, a hot strip mill, a cold reducing mill, two sheet finishing facilities, two hot dipped galvanizing lines and a tin mill.

         In addition to a tin mill at Indiana Harbor, LTV also operates a tin mill in Aliquippa, Pennsylvania. The Company's two tin mills receive semi-finished products from steel producing facilities and have a combined operating capacity aggregating 840,000 tons and operated at a combined rate of 83% of capacity during 1999. In January 2000, a tin line at the Aliquippa facility experienced fire damage. The Company has been able to shift the majority of production handled by this line to another line at the Aliquippa facility and to the tin line at the Indiana Harbor Works. LTV does not expect the loss of the line to have a material effect on the operational capacity of the Company's two tin mills. The repair and future utilization of the damaged line are currently under study.

         LTV also operates finishing operations in Hennepin, Illinois. The Hennepin facilities, which receive semi-finished products from the steel producing facilities, include a cold reducing mill, a sheet finishing mill and a hot dipped galvanizing line. LTV also currently operates coke batteries in Chicago, Illinois and Warren, Ohio.

         Railroads. LTV Steel owns all of the capital stock of the following six terminal switching railroad companies: Aliquippa and Southern Railroad Company, serving the Aliquippa tin mill; The Cuyahoga Valley Railway Company and The River Terminal Railway Company, serving the Cleveland Works; The Mahoning Valley Railway Company, serving the Youngstown electric weld pipe mill; The Monongahela Connecting Railroad Company in Pittsburgh; and the Chicago Short Line Railway Company, serving the Indiana Harbor Works. All are common carriers subject to regulation by the Surface Transportation Board and are used primarily by LTV Steel.

SUITABILITY

         LTV's steel-related facilities are well maintained, considered adequate for their intended purposes and are being utilized for their intended purposes.

USWA COLLATERAL ARRANGEMENT

         LTV has agreed with the USWA to grant liens on property used in the Company's flat rolled steel operations with an appraised value of $500 million to secure payment of (i) certain retiree health benefits to salaried and hourly employees and retirees and (ii) certain employer contributions under a defined contribution plan for hourly employees (collectively, the "Secured Obligations"). The maximum amount recoverable to pay the Secured Obligations upon foreclosure of the collateral is $250 million. Pursuant to the agreement, LTV has granted liens on certain plant, property and equipment at its Cleveland Works and a royalty fee license or sublicense with respect to intellectual properties used in connection with the manufacture of products at such facilities.

RAW MATERIALS-LTV'S INTEGRATED STEEL OPERATIONS

IRON ORE

         As shown in the table below, LTV owns interests in two mining operations which produce iron ore that is used in LTV's flat rolled steel operations. LTV's share of production at these mines during 1999 was sufficient to meet 100% of its iron ore requirements. LTV's share of reserves at these mines is sufficient to meet its anticipated iron ore requirements for the forseeable future.

         LTV estimates that as of January 1, 2000, the total of its proportionate share of proven crude ore reserves of the two iron ore mining operations in which it has an ownership interest was such that, when mined and processed, could produce for LTV's use approximately 439 million gross tons (a gross ton is equivalent to 2,240 pounds) of iron pellets averaging approximately 64% iron content. These ore reserves at the end of 1999, and 1999 activity, were as follows:

                                            PROVEN                                          1999
                                 %            NET                 ANNUAL      SHARE OF   DELIVERIES
                             OWNERSHIP   INTEREST ON    IRON       ORE          1999      TO STEEL
                              BY LTV      RESERVES(A)  CONTENT  ENTITLEMENT  PRODUCTION   PLANTS(B)
                          -------------   -----------  -------  -----------  ----------   ---------
                                                  (Gross Tons In Thousands)
Properties
   LTV Steel Mining
    Company(c)                100%         400,000       64%       7,500       6,984       6,632
   Empire Iron Mining
    Partnership(d)             25%          39,300       64%       2,000(c)    1,510       1,551
                                           -------                 -----      -----       -----
Total Properties                           439,300                 9,500       8,494       8,183

(a) Represents LTV's ownership interest in drilled and verified reserves and is stated in gross tons of concentrates or pellets.

(b)      There were no sales of ore products to third parties in 1999.

(c) LTV Steel Mining Company is in Minnesota. The annual ore entitlement is based on normal annual plant capacity. The production level can be reduced at LTV's discretion.

(d) The Empire Iron Mining Partnership operates an iron ore mine and pellet facility in Michigan. The annual ore entitlement is based on LTV's ownership percentage and on annual plant capacity. LTV can reduce its annual ore purchase requirements. Minimum ore purchase requirements in 1999 totaled 1,333,333 gross tons.

         LTV is committed to pay its share of the annual cost of the Empire Iron Mining operations either through cash advances or purchases of ore at market prices.

         In addition to these mining operations, LTV may purchase iron ore from third parties. LTV believes it has adequate sources of iron ore. It is expected that all reserves could be processed with existing facilities.

         During 1999, the average blast furnace charge consisted of approximately 90% pellets and 10% sinter, which is iron ore that is removed from various integrated steel operations and reprocessed. During 1999, 94% of LTV's pellet and sinter requirements came from affiliated sources.

METALLURGICAL COAL AND COKE

         Metallurgical coal is used to make coke which is used in blast furnaces to make raw steel. All LTV's metallurgical coal requirements are purchased from a number of unaffiliated third parties, including in the spot market. LTV believes these sources are adequate to fulfill its needs.

         LTV owns and operates coke batteries in Warren, Ohio and Chicago, Illinois, which produced 40% of LTV's coke requirements for its integrated steel operations during 1999. LTV expects to produce 39% of its anticipated requirements for 2000. The operational life of LTV's batteries could be adversely affected by increasingly stringent environmental regulations or their inability to continue to meet existing environmental standards. LTV shut down its coke plant in Pittsburgh, Pennsylvania in 1998. LTV anticipates, however, that its internal coke supply, together with coke purchased from third parties (approximately 61%), will meet substantially all of its near-term coke requirements.

See "Item 3. Legal Proceedings" for information relating to existing and threatened environmental proceedings involving the Company's coke batteries.

OTHER RAW MATERIALS

         LTV owns a 53.5% interest in Presque Isle Corporation, which operates a limestone quarry in Michigan. LTV's ownership share in Presque Isle's proven limestone reserves is approximately 219,000,000 gross tons as of December 31, 1999. In 1999, LTV purchased all of its limestone, approximately 800,000 gross tons, from Presque Isle. Approximately 60% of Presque Isle's 1999 revenues of $30 million were sales to third parties. Also, LTV owns a burnt lime processing plant at Grand River, Ohio, which processes limestone from Presque Isle and other sources into burnt lime. In 1999, approximately 72% of the burnt lime consumed by LTV's flat rolled steel operations came from the Grand River lime plant.

         Substantially all other raw materials for use in LTV's integrated steel operations are purchased in the open market from domestic and foreign sources. Most of such raw materials, including scrap, tin, zinc and ferroalloys, are expected to continue to be in sufficient supply, although market prices have historically been subject to wide fluctuations.

         During the past three years, the Company has purchased semi-finished slabs from other steel producers to supplement its own production during periods of a blast furnace reline and as market circumstances have warranted to meet customer demand. Over the past three years, these slab purchases were less than 2% of LTV's production. The availability of such slabs, and the prices at which they can be purchased, may vary, especially during periods when the steel industry is operating at or near full production capacity. See "Item 1. Business
- Integrated Steel."

ENERGY

         The Company uses electricity, natural gas and fuel oil, particularly in its flat rolled steel operations, all of which are purchased at competitive or prevailing market prices. For brief peak usage periods during the summers of 1998 and 1999, LTV experienced interruptions in the supply of electricity to its steel plants which caused operations to be curtailed. LTV believes adequate sources of supply exist for all its requirements. However, during peak usage periods LTV may not be able to purchase energy at historical market rates.

METAL FABRICATION FACILITIES

         LTV Copperweld is headquartered in Pittsburgh, Pennsylvania and has tubular products facilities located in Alabama, Georgia, Illinois, Kentucky, Michigan, Ohio, Oregon and Tennessee, and Ontario and Manitoba, Canada. These facilities manufacture electric weld pipe and seamless and electric weld tubing (pressure tubing, structural tubing, mechanical tubing, cold drawn tubing and electrical conduit and pipe, and value added automotive parts). LTV Copperweld's bimetallic business consists of plants in Tennessee and Rhode Island and a small plant in England. See "Item 1. Business - Metal Fabrication."

         VP Buildings is headquartered in Memphis, Tennessee. Metal buildings systems components are manufactured by VP Buildings at plants located in Alabama, Arkansas, California, Missouri, North Carolina, Ohio and Wisconsin. Architectural components are manufactured at plants located in Texas and Pennsylvania. VP Buildings also has pre-engineered metal buildings joint venture facilities in or near Porto Alegre, Brazil, Santiago, Chile and Monterrey, Mexico. See "Item 1. Business - Metal Fabrication."

                   PROPERTY ADDITIONS AND CAPITAL EXPENDITURES

         Capital expenditures and depreciation and amortization for the periods indicated are as follows:



                                       1999          1998          1997
                                                 (In Millions)
Capital Expenditures
    Integrated Steel                   $269          $310          $310
    Metal Fabrication                    21            52            16
    Corporate and Other                  --            --            --
                                       ----          ----          ----
    Total                              $290          $362          $326
                                       ====          ====          ====
Depreciation and Amortization
    Integrated Steel                   $252          $247          $255
    Metal Fabrication                    22            12             8
    Corporate and Other                  --            --            --
                                       ----          ----          ----
    Total                              $274          $259          $263
                                       ====          ====          ====

         The expenditures for integrated steel operations during 1999, 1998 and 1997 were mainly to refurbish blast furnaces and for equipment and facilities which are designed to reduce cost, increase production efficiency and improve quality and for environmental control projects. During this three-year period, the Company also made substantial expenditures for the development of a new information systems project to support the Company's business processes. All existing and future information systems supporting these business processes are being maintained principally by outside information systems providers under long-term contracts. Included in the above under Metal Fabrication are capital expenditures for the construction of the new Marion, Ohio tubular plant. Capital spending for environmental control projects, primarily for the Integrated Steel operations, during 1999, 1998 and 1997 was $18 million, $14 million and $32 million, respectively.

         Capital expenditures in 2000 are expected to aggregate approximately $300 million.

         Additionally, LTV's investments in and advances to steel-related technology joint ventures totaled $98 million in 1999 and $80 million in 1998 primarily for galvanizing joint ventures, Trico Steel and CAL.

ITEM 3.  LEGAL PROCEEDINGS.

         LTV is involved in various legal proceedings occurring in the normal course of its business, including the following:

TRADE CASES

UNITED STATES TRADE CASES

         1999 CASES

         Flat Rolled Steel Cases

         On June 21, 1999, LTV Steel, along with other domestic integrated producers, filed cold rolled trade cases against dumped and subsidized imports from Argentina, Brazil, China, Indonesia, Japan, Russia, Slovakia, South Africa, Taiwan, Thailand, Turkey and Venezuela. In July 1999, the U.S. International Trade Commission ("ITC") made a preliminary determination that dumped cold rolled steel imports from these countries caused or threatened to cause material injury to domestic producers. The ITC also made a preliminary determination that subsidies on imports from Brazil only caused or threatened to cause material injury to domestic producers, allowing the countervailing duty cases against Brazil to proceed. Subsequently, the DOC set preliminary countervailing duties of 7 to 12% against Brazil and made preliminary determination of appropriate antidumping margins ranging from 4.75% to 177%. On January 19, 2000, the DOC made its final countervailing duty determination ranging from 7.41% to 10.6% with respect to Brazil and its final determination of appropriate antidumping margins ranging from 16.65% to 80.67% for Argentina, Brazil, Japan, Russia, South Africa and Thailand. The Company is awaiting the ITC's final injury determination.

         In January 2000, the DOC signed a Suspension Agreement suspending the trade cases against Russian cold rolled steel. The Suspension Agreement regulates imports of cold rolled steel products from Russia, limiting cold rolled imports to 340,000 metric tons in 2000. The export limit will also be adjusted up to 3% annually based on U.S. apparent consumption. Under the Suspension Agreement, the reference prices per metric ton range from $340 to $352, based upon the product. All prices are subject to quarterly adjustments based on the change in import values of the subject merchandise from countries not subject to order or investigation.

         Tubular Cases

         In September 1999, LTV joined several other petitioners before the ITC seeking relief on line pipe product imports pursuant to Section 201 of the Trade Act of 1974, as amended. In November 1999, the ITC found that serious injury has occurred to the domestic industry because of unfairly traded imports. On February 11, 2000, the President announced his decision to grant relief under the Trade Act in the form of additional tariffs of 19% in the first year, 15% in the second year and 11% in the third year. In each year, the first 9,000 tons from any country are exempted. Canada and Mexico are excluded from the relief.

         1998 CASES - In September 1998, LTV Steel joined with eleven other domestic steel producers, the USWA and the Independent Steelworkers Union in filing antidumping and/or countervailing duty petitions against Japan, Russia and Brazil alleging injury resulting from subsidies and dumping in the importation of certain hot rolled carbon steel products. In early 1999, the DOC issued final dumping determinations against imports from (i) Japan, setting margins ranging from 20% to 67%, (ii) Brazil, setting margins ranging from 42% to 43% and countervailing duty margins ranging from 6% to 10%, and (iii) Russia, setting margins ranging from 74% to 185%. Three large Japanese steelmakers filed an appeal in the Court of International Trade in August 1999, seeking to reverse the hot rolled steel antidumping margins imposed upon them by the DOC.

         Despite the DOC's issuance of substantial final dumping determinations against imports from the three countries and additional countervailing duty determinations against Brazil, the DOC entered into suspension agreements with Brazil and Russia. Additionally, the DOC entered into a Comprehensive Agreement with Russia covering substantially all imports of Russian steel mill products into the United States. LTV Steel, along with other domestic integrated producers, has recently filed suit in the U.S. Court of International Trade to nullify suspension agreements negotiated with Russia and Brazil. The complaints allege that the Brazilian and Russian suspension agreements fail to satisfy statutory requirements.

         Under the terms of the Brazilian Suspension Agreement, Brazilian producers were prohibited from exporting any hot rolled steel products into the United States until October 1, 1999. Thereafter such imports are limited to 295,000 metric tons per twelve-month period. The agreement establishes a reference price of $327 per metric ton, below which Brazilian producers are prohibited from selling. In addition, because the reference price is set in U.S. dollars, at the U.S. market rate, it will not be affected by exchange rate fluctuations.

         The Russian hot rolled Suspension Agreement includes a moratorium on shipments for the first year, a quota for four subsequent years and a price provision. Russian producers were prohibited from exporting any steel to the United States covered by the agreement until January 1, 2000. Thereafter such hot rolled imports would be limited by the following quotas: 325,000 metric tons in 2000; 500,000 metric tons in 2001; 675,000 metric tons in 2002; and 725,000 metric tons in 2003. The agreement establishes minimum prices ranging from $255 to $290 per metric ton FOB Russia, above which Russian steel must be sold in the United States. The Russian Comprehensive Agreement restricts exports of Russian steel to the United States in major product areas not already covered by other agreements or antidumping orders. The Comprehensive Agreement, combined with the Hot Rolled Suspension Agreement, the Cold Rolled Suspension Agreement signed in 2000 and the Suspension Agreement on carbon steel plate signed in 1997, covers substantially all imports of Russian steel mill products into the United States.

         1992 CASES - As a result of the 1992 filing of numerous anti-dumping and countervailing duty cases by U.S. steel producers, including LTV Steel, there are orders imposing dumping and countervailing duties on imports of cold rolled steel coils from three countries and on coated steel coils from six countries. For the most part, these additional duties have reduced the volume of imports of the dutiable products from these countries. The orders under which these additional duties have been imposed will remain in effect until changed as a result of a periodic "Administrative Review," which considers the appropriateness of the existing duty margin, or by an order following a "Sunset Review." Sunset Reviews of the orders began in September 1999. Under the Sunset Review provisions, dumping and countervailing duties are reviewed every five years and will be eliminated unless it is determined that revocation of the order is likely to lead to a continuation or recurrence of dumping or countervailable subsidies and a continuation or recurrence of injury to United States steel producers.

CANADA AND MEXICO TRADE CASES

         In Canada, dumping duties have been imposed on LTV Steel exports of corrosion resistant steel products (i.e., hot dipped and electrogalvanized), for non-automotive end use pursuant to a recent Canadian International Trade Tribunal ("CITT") decision. In the past, Canadian administrative reviews have established "normal values" for the dutiable LTV Steel products exported to Canada. "Normal value" is the price at which goods can be sold without incurring dumping penalties. In 1998, dumping duties formerly imposed on LTV Steel exports of cold rolled steel coils were rescinded by CITT. The rescission has been appealed to a bi-national review panel pursuant to the North American Free Trade Agreement. If the decision is reversed, the former dumping duties would be assessed on a retroactive basis to the date of the rescission. Because the total LTV Steel shipments of these products to Canada are relatively small, these duties should have an insignificant effect on LTV's results of operations.

         In Mexico, dumping duties were established for LTV Steel on hot rolled steel and plate-in-coil exports, but the Mexican courts subsequently found that these dumping duties had been imposed illegally. The decisions voiding the dumping duties were appealed by the Mexican government, and LTV Steel and other importers of record were required to post a bond to cover possible dumping duties in the event these decisions are reversed by an appellate court. In July 1999, Mexico's Secretariat of Commerce and Industrial Development concluded the antidumping administrative review of LTV Steel's plate-in-coil exports to Mexico, thereby revoking the 39.92% antidumping duty rate previously applied to LTV Steel's plate-in-coil exports to Mexico, leaving LTV Steel with a 0% antidumping duty rate on plate-in-coil exports to Mexico.

ENVIRONMENTAL PROCEEDINGS

         Legal and administrative actions have been taken or are being threatened against LTV and its subsidiaries, as discussed below, by the United States Environmental Protection Agency ("EPA"), the States of Indiana and Ohio, and the City of Buffalo, or their environmental agencies for alleged violations of various federal and state environmental laws and regulations.

         In December 1998, the U.S. Department of Justice, representing the EPA, filed a complaint against LTV Steel in the United States District Court for the Northern District of Ohio. The complaint charges that LTV Steel allegedly violated applicable opacity standards at the C-5 blast furnace top and cast house, the C-6 blast furnace cast house and the No. 1 BOF shop precipitator stacks at the Cleveland Works and applicable sulfur oxide emission standards at the C-1 blast furnace stoves and a boiler at the Cleveland Works at various times over a period of several years. The complaint also charges that LTV Steel discharged pollutants into the Mahoning River without authorization pursuant to or in violation of the terms of its NPDES permit at its Warren coke plant and alleges violations of applicable regulations relating to hazardous waste materials at the Warren coke plant. The complaint seeks to enjoin LTV Steel from further violations of the Clean Air Act, Clean Water Act and the Resource Conservation and Recovery Act and civil penalties of up to $25,000 or $27,500 per violation, depending on the date of the violation, for each day of violation of these Acts. In June 1999, LTV reached a partial tentative settlement with the EPA concerning the Warren coke plant issues. As a result, LTV has paid a civil penalty of $85,000 and in return, all the counts in the complaint relating to the Warren coke plant have been dismissed.

         In March 1998, the U.S. Department of Justice filed a civil action on behalf of the EPA in the United States District Court for the Western District of Pennsylvania alleging LTV Steel violated applicable pushing and combustion stack opacity emission standards in connection with the operation of its Pittsburgh coke plant in and after October 1996. In January 1999, the United States amended its complaint to allege that violations had occurred as early as November 1994. The complaint seeks civil penalties not to exceed $25,000 per day per violation for alleged violations occurring on or before January 30, 1997 and $27,500 per day per violation for alleged violations that occurred after January 30, 1997. In April 1998, the Allegheny County Health Department filed a motion to intervene and a separate complaint in the case. The complaint seeks penalties for alleged violations in the amount of $25,000 per day. The Health Department's motion to intervene was granted and, in addition, the Group Against Smog and Pollution has been granted intervenor status in the action. Operations at the coke plant, which has been permanently closed, ceased February 28, 1998.

         In December 1998, the EPA issued a Notice of Violation ("NOV") with respect to LTV Steel's Grand River, Ohio lime plant. The Notice of Violation alleges that violations of the opacity standards applicable to the kiln precipitators have occurred at various times during the years 1996, 1997 and 1998. In October 1999, the EPA issued a second NOV alleging similar violations during 1995. Although LTV has conferred with the EPA, it cannot predict whether any enforcement action will follow.

         In December 1999, the EPA and the U.S. Department of Justice orally notified LTV that the agencies were considering the filing of an enforcement action under the Resource Conservation and Recovery Act with respect to LTV's Indiana Harbor Works. Subsequently, a meeting was held with the agencies, but they declined to be more specific about their intentions, and they were not willing to enter into discussions concerning a resolution of the matter before an enforcement action is taken. LTV is evaluating what course of action it will take in response to these developments.

         State of Indiana. In April 1995, LTV Steel received a NOV issued by the Indiana Department of Environmental Management ("IDEM") which alleges that releases of contaminants onto and beneath the ground have occurred at the Indiana Harbor Works in violation of applicable environmental regulations. IDEM is seeking to have the Company undertake a comprehensive investigation and remediation of approximately 80 on-site locations where there may be soil and groundwater contamination. The NOV is broad-based and, depending upon the nature of the remediation program that might be imposed upon the subsidiary and IDEM's authority to require a comprehensive clean-up, the cost of such work could be substantial.

         In May 1998, LTV Steel received a Notice of Violation from the IDEM alleging that LTV Steel exceeded applicable opacity standards at the H-3 blast furnace cast house at its Indiana Harbor Works on certain days in May, June and November 1997. In July 1999, LTV settled the complaint pursuant to an Agreed Order, which assesses a civil penalty of $84,500 and requires the installation of additional pollution control equipment at the H-3 blast furnace cast house.

         In November 1996, IDEM and the United States Department of Interior informed the Company and 17 other companies of their intent to perform a National Resource Damage Assessment ("NRDA") of the Grand Calumet River System. Each of the 18 entities was asked to contribute an unspecified amount of funding for the study, which will cover a significant area that has been used for industrial purposes for over a century. IDEM also indicated that the Company has been identified as a potentially responsible party in connection with natural resource damages resulting from the release of hazardous substances and oil. In June 1999, the Natural Resources Trustees performing the NRDA of the Grand Calumet River System proposed a settlement to LTV and the 17 other entities that contemplates the dredging and disposal of all contaminated sediment in the river and canal upstream of the federal channel and the management of additional contaminated sediment adjacent to the federal channel but not covered by the U.S. Army Corps of Engineers (the "Corps") project referred to below. The settlement also would require habitat restoration and public use access projects. LTV is presently unable to predict whether it would be held liable for any portion of these dredging and disposal projects, and, while the costs of such projects could be significant, it is unable to predict the actual cost of such projects or LTV's share of such costs, if any.

         In a related matter, the Corps has issued a feasibility report concerning dredging of the federal channel within the Indiana Harbor and Indiana Harbor Ship Canal to assist navigation through those waterways. The Corps estimates the dredging will cost in excess of $135 million. According to the Corps' report, if dredging occurs, it will be funded primarily by the federal government. Based on estimates by the Corps, removal and disposal of sediments adjacent to LTV which would not be federally funded, would cost approximately $2.1 million. The East Chicago Waterway Management District, an entity created by the State of Indiana, will ultimately have the responsibility to secure the non-federally funded portion, including the $2.1 million allocated to LTV. The East Chicago Management District has recently contacted LTV regarding this allocation and LTV has agreed to provide up to $2.1 million for dredging and disposal of material from navigation areas adjacent to LTV's Indiana Harbor Works, the timing and method of payment to be determined later.

         State of Ohio. On July 8, 1998, the Ohio Attorney General filed a complaint in the Cuyahoga County Court of Common Pleas alleging various instances of noncompliance with LTV Steel's NPDES permit at its Cleveland Works over an approximate five year period. Concurrent with the filing, a consent agreement was filed with the court resolving the allegations in the complaint. The agreement requires a payment of $419,000 in civil penalties and the implementation of a number of water pollution control studies at the plant. LTV Steel may or may not be required to install modifications to its water pollution control facilities depending upon the results of these studies.

         City of Buffalo. LTV has filed an action in the U.S. Bankruptcy Court for the Southern District of New York seeking a declaratory judgment that the claims that the City of Buffalo has asserted against LTV in connection with the proposed clean up of certain property sold to the Buffalo Renewal Authority, an agency of the City of Buffalo, by LTV and Hanna Furnace Corporation, a joint venture partner, in 1992 have been discharged or otherwise dealt with by LTV's Chapter 11 reorganization. Also, LTV and Hanna Furnace Corporation have filed an action in the U.S. District Court for the Western District of New York claiming unspecified damages and seeking injunctive relief in connection with the City of Buffalo's placement of more than 100,000 cubic yards of contaminated soil on LTV's property.

         Welded Tube and Copperweld. In July 1999, the EPA issued two violations to Copperweld concerning air emissions at its Shelby, Ohio facility. Copperweld received a "Finding of Violation" alleging that (i) it failed to conduct a timely initial performance test with respect to air emissions from its chrome plating operation and (ii) it failed to notify the EPA of such test. Copperweld also received a NOV from the EPA alleging that emissions from the Shelby facility's rotary hearth furnace exceeded permit limits. The purchase agreement governing LTV's acquisition of Copperweld provides that LTV is fully indemnified by the seller for these NOVs. LTV is not aware of any material environmentally-related lawsuits or violations pending against Welded Tube.

PATENT LITIGATION

         In July 1991, Inland Steel Company ("Inland") filed an action against LTV Steel and another domestic steel producer in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $600 million and an injunction against future infringement. LTV Steel in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, at a jury trial, LTV Steel was found to have infringed the patents. Thereafter, LTV and the other domestic steel producer applied to have the Patent Office reexamine the Inland patents and, as a result, the District Court proceeding on the validity of the patents was dismissed without prejudice. In July 1993, the U.S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of LTV Steel and another domestic steel producer, in essence concluding that the patents should not have been granted and are invalid. Inland filed a response which sought to have the U.S. Patent Office reverse its decision; however, in July 1994, the U.S. Patent Office affirmed its decision. In September 1999, the Patent Office Board of Appeals affirmed the decision of the U.S. Patent Office and Inland has appealed that decision to the Court of Appeals for the Federal Circuit.

OTHER

         In 1996, LTV Steel filed an action in the U.S. Court of Federal Claims seeking recovery of approximately $25 million in Federal Insurance Contribution Act ("FICA") and Federal Unemployment Tax Act ("FUTA") taxes which were paid by LTV Steel to the U.S. government during the period 1987 through 1993 in connection with certain pension make-up payments made to certain hourly and salaried retirees. The Company's position is that these pension payments are not subject to FICA and FUTA taxes. On October 19, 1998, the U.S. Court of Federal Claims granted LTV Steel summary judgment. On April 14, 1999, the government filed a notice of appeal of the summary judgment to the U.S. Court of Appeals for the Federal Circuit. On January 6, 2000, the Court of Appeals heard oral argument on the appeal. A decision is not expected before the second half of 2000. The parties have stipulated the amount of the judgment, which is still subject to appeal, to be approximately $24.6 million, plus statutory interest which the Company estimates to be approximately $25 million as of 1999. The judgment will cover taxes collected by the U.S. Internal Revenue Service on certain pension payments for the tax years 1987 through 1993. Approximately one-third of the total amount recovered by LTV will be refunded to eligible retirees.

         Since August 1, 1999, approximately 1200 asbestosis Ohio workers' compensation claims have been filed with LTV Steel, the majority of which were filed on behalf of retired employees who worked at facilities that were closed in the early 1980s. All of the asbestosis workers' compensation claims were filed by the same Cleveland law firm. LTV Steel anticipates that additional claims may be filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET FOR COMMON STOCK

         LTV's common stock is listed on the New York Stock Exchange under the stock symbol LTV. The number of holders of record of LTV's common stock as of February 28, 2000 was 22,175.

         See "Liquidity and Financial Resources" on page F-6 of this Annual Report on Form 10-K, "Five-Year Financial Summary" on page F-46 of this Annual Report on Form 10-K and "Quarterly Financial Information" on page F-47 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

         LTV sold securities that were not registered under the Securities Act of 1933 in the following transactions during the fourth quarter of 1999:

         Notes Offering. On November 10, 1999, LTV completed the issuance and sale in a private placement of $275 million in principal amount at maturity of its 11.75% Senior Notes due 2009. These notes are senior unsecured obligations of LTV and rank equally in right of payment with all existing and future unsecured indebtedness of LTV, including all other outstanding public notes issued by LTV. Morgan Stanely & Co. Incorporated and Credit Suisse First Boston Corporation acted as placement agents and Morgan Stanley & Co. Incorporated received approximately $15.2 million in fees in connection with the sale of these notes.

         Preferred Stock Offering. On November 10, 1999, LTV completed the sale in a private placement of $80 million aggregate liquidation amount of 8.25% Series A Cumulative Convertible Preferred Stock, $1.00 par value per share (the "Preferred Stock"). The Preferred Stock is convertible into shares of common stock of LTV at any time at the option of the holders, initially at the conversion price of $3.675 per share. Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation acted as placement agents and Morgan Stanley & Co. Incorporated received approximately $2.4 million in fees in connection with the sale of the Preferred Stock.

         Each of these transactions was effected pursuant to the exemption of
Section 4(2) of the Securities Act of 1933 and Rule 144A and Regulation S thereunder, in reliance upon the representations of the initial purchasers of each of the offerings described above.

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

         The LTV Board of Directors has selected April 27, 2001 as the Tentative Meeting Date for the Annual Meeting of Stockholders in 2001. Accordingly, stockholders who intend to propose business for consideration, or to nominate persons for election as directors at the 2001 Annual Meeting, will be required to provide notice and the required information to the Company no earlier than January 27, 2001 and no later than February 26, 2001.

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

         LTV's Board of Directors was required by Article Ninth of LTV's Restated Certificate of Incorporation to consider during 1999 whether to waive the transfer restrictions in Article Ninth with respect to all future transfers of securities. At its December 1999 meeting, the Board of Directors, after considering all relevant factors, determined not to waive Article Ninth at that time.

ITEM 6.  SELECTED FINANCIAL DATA.

         See "Five-Year Financial Summary" on page F-46 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See "Management's Discussion and Analysis" on pages F-3 through F-12 of this Annual Report on Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk, including changes in interest rates and commodity prices. The Company uses futures, primarily in zinc, tin and natural gas, to manage the volatility related to certain of these exposures. Gains and losses related to qualifying hedges are included in the basis of the underlying transactions. Sensitivity analysis of the incremental effect on annual pretax results of a hypothetical 10% decrease in commodity prices for open futures at December 31, 1999 would be $6 million. Gains and losses on futures are generally offset by price changes in the underlying contract. The sensitivity analysis does not reflect the effects of these offsets.

         The Company is also subject to interest rate risk. The estimated fair value of debt would be $15 million and $28 million less than the recorded value at year end 1999 and 1998, respectively, based on current borrowing rates available for financings with similar terms and maturities.

         See also the Financial Instruments note in the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of LTV are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to the directors of LTV to be included in LTV's Annual Proxy Statement for the 2000 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 2000, is incorporated herein by reference. Information relating to the executive officers of LTV is included in "Item 1. Business-Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

         Information relating to management remuneration and transactions included in LTV's Annual Proxy Statement for the 2000 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 2000, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to ownership of LTV stock by the directors and officers of LTV and owners of more than 5% of any class of LTV stock to be included in LTV's Annual Proxy Statement for the 2000 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 2000, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions to be included in LTV's Annual Proxy Statement for the 2000 Annual Meeting of Stockholders, which LTV plans to file with the Commission in final form in early 2000, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) and (2)   List of Financial Statements and Financial Statement
Schedules.

         Reference is made to the listing preceding the financial statements attached hereto on page F-1 for a list of all financial statements and financial statement schedules filed as exhibits and part of this Report including the combined financial statements of Copperweld Corporation and Copperweld Canada Inc. and Welded Tube Co. of America filed as part of this annual report pursuant to Rule 3.10 of Regulation S-X and the Financial Statements of Trico Steel Company, L.L.C. filed as part of this Annual Report pursuant to Rule 3.09 of Regulation S-X.

         (a)(3)           List of Exhibits.

         Reference is made to the listing in (c) below for a list of all other exhibits filed as part of this Report.

         (b)              Reports on Form 8-K.

         Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on November 22, 1999 as amended by Current Report on Form 8-K/A, filed with the Commission (File No. 1-4368) on January 25, 2000.

         (c)              Exhibits.

         Certain of the exhibits to this Report are hereby incorporated by reference, as specified below, to other documents filed with the Commission by LTV. Exhibit designations below correspond to the numbers assigned to exhibit classifications in Regulation S-K.

         (d)              Financial Statement Schedules.

         The response to this portion of Item 14(c) is submitted as a separate section of this Annual Report on Form 10-K on page F-1.

(3)-(1)     -     Restated Certificate of Incorporation of LTV dated April 29,
                  1994 (filed herewith)

(3)-(2)     -     Certificate of Designations for Series A Cumulative
                  Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.53 to LTV's Report on Form 10-Q for the quarter ended September 30, 1999)

(3)-(3)     -     Certificate of Designations for Series B Preferred Stock
                  (incorporated herein by reference to Exhibit 4 to SMI America, Inc.'s Schedule 13D, dated July 8, 1993 (the "SMI 13D"))

(3)-(4)     -     Amended and Restated By-Laws of LTV adopted on February 1,
                  1999 (filed herewith)

(4)-(1)     -     Indenture dated as of September 22, 1997 between LTV and The
                  Chase Manhattan Bank, as Trustee, (incorporated herein by reference to Exhibit 4.1 to LTV's Registration Statement on
                  Form S-4 [Registration No. 333-40425])

(4)-(2)     -     Indenture dated as of November 5, 1999 among LTV, certain
                  guarantors named therein and U.S. Bank Trust, N.A., as trustee
                  (incorporated herein by reference to Exhibit 10.52 to LTV's
                  Report on Form 10-Q for the quarter ended September 30, 1999)

(10)-(1)*   -     LTV Executive Benefit Plan as amended and restated effective
                  January 1, 1985 (incorporated herein by reference to Exhibit
                  (10)(c)-(2) to LTV's Report on Form 10-K for the year ended
                  December 31, 1985)

(10)-(2)*   -     Amendment No. 1 to LTV Executive Benefit Plan adopted November
                  20, 1987 (incorporated herein by reference to Exhibit
                  (10)(c)-(3) to LTV's Report on Form 10-K for the year ended
                  December 31, 1987)

(10)-(3)*   -     LTV Excess Benefit Plan dated as of January 1, 1985
                  (incorporated herein by reference to Exhibit (10)(c)-(5) to
                  LTV's Report on Form 10-K for the year ended December 31,
                  1984)

(10)-(4)    -     Securities Purchase Agreement dated as of May 26, 1993 by and among LTV, LTV Steel Company, Inc. and SMI America, Inc.
                  (incorporated herein by reference to Exhibit 2 to the SMI 13D)

(10)-(5)    -     Common Stock Registration Rights Agreement dated as of June
                  28, 1993 by and between LTV and SMI America, Inc.
                  (incorporated herein by reference to Exhibit 5 to the SMI 13D)

(10)-(6)    -     Consultation and Management Participation Agreement dated as of June 28, 1993 between LTV and Sumitomo Metal Industries,
                  Ltd. (incorporated herein by reference to Exhibit 6 to the SMI
                  13D)

(10)-(7)    -     L-S Exchange Right and Security Agreement dated as of June 28,
                  1993 by and among LTV/EGL Holding Company, Sumikin EGL Corp.,
                  LTV, SMI America Inc., and Sumitomo Metal USA Corporation
                  (incorporated herein by reference to Ehibit 7 to the SMI 13D)

(10)-(8)    -     Amendments Nos. 1 and 2 to the Securities Purchase Agreement
                  dated as of May 26, 1993 among LTV, LTV Steel Company, Inc.
                  and SMI America, Inc. (incorporated herein by reference to Exhibit (10)-(20) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(9)    -     Revolving Credit Agreement dated as of October 12, 1994 among
                  LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent (incorporated herein by reference to Exhibit
                  (10)-(22) to LTV's Report on Form 10-Q for the quarter ended
                  September 30, 1994)

(10)-(10)   -     Receivables Purchase and Sale Agreement dated as of October
                  12, 1994 among LTV, LTV Steel Company, Inc., as the servicor, the sellers named therein, and LTV Sales Finance Company, as the purchaser (incorporated herein by reference to Exhibit
                  (10)-(23) to LTV's Report on Form 10-Q for the quarter ended
                  September 30, 1994)

(10)-(11)   -     Collateral Trust Agreement dated as of May 25, 1993 among LTV,
                  LTV Steel Company, Inc., United Steelworkers of America and
                  Bank One Ohio Trust Company, NA, as Collateral Trustee
                  (incorporated herein by reference to Exhibit 10.33 to LTV's
                  Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(12)   -     Open-End Mortgage, Security Agreement and Fixture Filing dated as of June 28, 1993 by LTV Steel Company, Inc. to Bank One
                  Ohio Trust Company, N.A. (incorporated herein by reference to
                  Exhibit 10.34 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(13)   -     License Agreement dated as of June 28, 1993 between LTV Steel
                  Company, Inc. and Bank One Ohio Trust Company, N.A.
                  (incorporated herein by reference to Exhibit 10.35 to LTV's
                  Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(14)   -     Settlement Agreement and Stipulated Order on behalf of the
                  United States of America on behalf of the United States
                  Environmental Protection Agency approved by the United States
                  Bankruptcy Court Southern District of New York (the "Court") on April 15, 1993 and supplemented by Exhibit (10)-(18) below
                  (incorporated herein by reference to Exhibit 10.38 to LTV's
                  Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(15)   -     Second Settlement Agreement and Stipulated Order supplementing
                  (10)-(17) above and approved by the Court on May 19, 1993
                  (incorporated herein by reference to Exhibit 10.39 to LTV's
                  Registration Statement on Form S-1 [Registration No.
                  33-50217])

(10)-(16)   -     Settlement Agreement and Stipulated Order on behalf of the
                  State of Minnesota approved by the Court on May 19, 1993
                  (incorporated herein by reference to Exhibit 10.39 to LTV's
                  Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(17)   -     Settlement Agreement and Stipulated Order on behalf of the
                  State of Indiana on behalf of the Indiana Department of Environmental Management approved by the Court on May 24, 1993
                  (incorporated herein by reference to Exhibit 10.40 to LTV's
                  Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(18)   -     Settlement Agreement and Stipulated Order on behalf of the
                  State of New York and approved by the Court on May 24, 1993
                  (incorporated herein by reference to Exhibit 10.42 to LTV's
                  Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(19)   -     Settlement Agreement and Stipulated Order on behalf of the
                  State of Connecticut and approved by the Court on May 19, 1993
                  (incorporated herein by reference to Exhibit 10.43 to LTV's
                  Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(20)   -     Settlement Agreement and Stipulated Order on behalf of the
                  Commonwealth of Pennsylvania and approved by the Court on May
                  24, 1993 (incorporated herein by reference to Exhibit 10.44 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(21)   -     Settlement Agreement and Stipulated Order on behalf of the
                  State of Ohio on behalf of the Ohio Environmental Protection
                  Agency and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.45 to LTV's Report on Form
                  10-Q for the quarter ended June 30, 1993)

(10)-(22)   -     Settlement Agreement and Stipulated Order on behalf of the
                  State of Georgia and approved by the Court on May 24, 1993
                  (incorporated herein by reference to Exhibit 10.46 to LTV's
                  Report on Form 10-Q for the quarter ended June 30, 1993)

(10)-(23)   -     Closing Agreement between LTV, its subsidiaries and the
                  Commissioner of Internal Revenue as filed with the United
                  States Bankruptcy Court for the Southern District of New York on May 14, 1993 (incorporated herein by reference to Exhibit
                  10.47 to LTV's Report on Form 10-Q for the quarter ended June
                  30, 1993)

(10)-(24)*  -     The LTV Corporation Non-Employee Directors Stock Option Plan
                  adopted on October 22, 1993 (incorporated herein by reference to Exhibit 10.49 to Amendment No. 2 to LTV's Registration
                  Statement on Form S-1 [Registration No. 33-50217])

(10)-(25)*  -     Amendment No. 2 to LTV Executive Benefit Plan adopted October
                  22, 1993 (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration Statement on Form S-1
                  [Registration No. 33-50217])

(10)-(26)*  -     The LTV Corporation Supplemental Management Retirement Plan
                  adopted on October 22, 1993 (incorporated herein by reference to Exhibit 10.52 to Amendment No. 2 to LTV's Registration
                  Statement on Form S-1 [Registration No. 33-50217])

(10)-(27)*  -     Amendment No. 1 to The LTV Corporation Supplemental Management
                  Retirement Plan adopted on January 28, 1994 (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on Form 10-K for the year ended December 31, 1993)

(10)-(28)*  -     Amendment No. 3 to LTV Executive Benefit Plan adopted October
                  28, 1994 (incorporated herein by reference to Exhibit
                  (10)-(48) to LTV's Report on Form 10-Q for the quarter ended
                  September 30, 1994)

(10)-(29)*  -     Amendment to The LTV Corporation Supplemental Management
                  Retirement Plan adopted on October 28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)

(10)-(30)   -     Amendment No. 1 to the Receivables Purchase and Sale Agreement
                  dated as of October 12, 1994 among LTV, LTV Steel Company,
                  Inc., as the servicor, the sellers named therein, and LTV
                  Sales Finance Company, as the purchaser (incorporated herein by reference to Exhibit (10)-(57) to LTV's Report on Form 10-Q for the quarter ended September 30, 1995)

(10)-(31)*  -     The LTV Corporation Amended and Restated Non-Employee
                  Directors' Equity Compensation Plan adopted on November 22,
                  1996 (incorporated herein by reference to Exhibit (10)-(58) to
                  LTV's Report on Form 10-K for the year ended December 31,
                  1996)

(10)-(32)*  -     The LTV Corporation Amended and Restated Non-Employee
                  Directors' Deferred Compensation Plan adopted on November 22,
                  1996 (incorporated herein by reference to Exhibit (10)-(59) to
                  LTV's Report on Form 10-K for the year ended December 31,
                  1996)

(10)-(33)*  -     The LTV Corporation Amended and Restated Executive Deferred
                  Compensation Plan adopted on October 25, 1996 (incorporated herein by reference to Exhibit (10)-(60) to LTV's Report on Form 10-K for the year ended December 31, 1996)

(10)-(34)*  -     The LTV Corporation Management Incentive Program (Amended and
                  Restated Effective April 24, 1997) (incorporated herein by reference to Exhibit A to LTV's Proxy Statement on Schedule
                  14A filed on March 10, 1997)

(10)-(35)*  -     The LTV Change in Control and Severance Pay Plan I
                  (incorporated herein by reference to Exhibit 10.1 to Amendment
                  No. 1 to LTV's Registration Statement on Form S-4
                  [Registration No. 33-40425])

(10)-(36)   -     Note Purchase and Letter of Credit Agreement dated as of
                  February 26, 1998 among LTV Steel Company, Inc., various financial institutions (as defined therein), Chase Securities, Inc., as placement agent, The Chase Manhattan Bank, as administrative agent and The Chase Manhattan Bank, as collateral agent (incorporated herein by reference to Exhibit
                  (10)-(52) to LTV's Report on Form 10-Q for the quarter ended
                  June 30, 1998)

(10)-(37)   -     Guaranty made as of February 26, 1998 by LTV Steel Products,
                  LLC given in connection with the Note Purchase and Letter of Credit Agreement dated as of February 26, 1998 among LTV Steel
                  Company, Inc., various financial institutions (as defined therein), Chase Securities, Inc., as placement agent, The
                  Chase Manhattan Bank, as administrative agent and The Chase
                  Manhattan Bank, as collateral agent (incorporated herein by reference to Exhibit (10)-(53) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

(10)-(38)   -     Contribution and Sale Agreement dated as of February 26, 1998 among LTV Steel Products, LLC, as purchaser, LTV Steel
                  Company, Inc., as servicor, and LTV Steel Company, Inc. and
                  Georgia Tubing Corporation, as initial sellers (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

(10)-(39)   -     Inventory Processing and Servicing Agreement dated as of
                  February 26, 1998 by and among LTV Steel Products, LLC, LTV
                  Steel Company, Inc., as processor and servicor, and The Chase
                  Manhattan Bank, as collateral agent (incorporated herein by reference to Exhibit (10)-(55) to LTV's Report on Form 10-Q for the quarter ended June 30, 1998)

(10)-(40)   -     Trust Agreement dated as of February 26, 1998 among LTV Steel
                  Products, LLC, as issuer, and The Chase Manhattan Bank as collateral agent (incorporated herein by reference to Exhibit
                  (10)-(56) to LTV's Report on Form 10-Q for the quarter ended
                  June 30, 1998)

(10)-(41)   -     Amendment No. 2 dated as of March 1, 1998 to the Receivables
                  Purchase and Sale Agreement dated as of October 12, 1994 among
                  LTV, LTV Steel Company, Inc., as the servicor, the sellers named therein, and LTV Sales Finance Company, as purchaser, and Amendment No. 1 to Revolving Credit Agreement dated as of
                  October 12, 1994 among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility agent and collateral agent, both dated as of March 1, 1998 (incorporated herein by reference to Exhibit
                  (10)-(57) to LTV's Report on Form 10-Q for the quarter ended
                  June 30, 1998)

(10)-(42)   -     Agreement dated as of December 2, 1998 between LTV, the PBGC, the Initial LTV Group (as defined in the Agreement) and LTV, as Administrator of the Restored Plans (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-K for the year ended December 31, 1998)

(10)-(43)*  -     Employment, Retirement and Non-Competition Agreement dated as of December 28, 1998 between LTV and David H. Hoag
                  (incorporated herein by reference to Exhibit (10)-(50) to
                  LTV's Report on Form 10-K for the year ended December 31,
                  1998)

(10)-(44)   -     Credit Agreement dated as of November 10, 1999 among LTV, the lenders named therein, Morgan Stanley Senior Funding, Inc., as syndication agent, and Credit Suisse First Boston, as Administrative Agent, together with certain exhibits thereto
                  (incorporated herein by reference to Exhibit 10.54 to LTV's
                  Report on Form 10-Q for the quarter ended September 30, 1999)

(10)-(45)   -     Trust Agreement dated as of December 16, 1994 between LTV and
                  Mellon Bank, N.A., as trustee (filed herewith)

(10)-(46)*  -     Third Amendment to Employment Agreement dated as of February
                  22, 2000 among John D. Turner, Copperweld Corporation and the
                  LTV Corporation (filed herewith)

(10)-(47)*  -     Amendment No. 1 to The LTV Corporation Change in Control
                  Severance Pay Plan I dated as of January 31, 2000 (filed herewith)

(10)-(48)*  -     Amendment No. 1 to The LTV Corporation Change in Control
                  Severance Pay Plan II dated as of January 31, 2000 (filed herewith)

(11)        -     Statement re Computation of Per Share Earnings (filed
                  herewith)

(21)        -     List of subsidiaries (filed herewith)

(23)        -     Consent of Ernst & Young LLP (filed herewith)

(27)        -     Financial Data Schedule (filed herewith)


--------------------
* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 1st day of March 2000.

                                                        THE LTV CORPORATION

                                                        By /s/ GLENN J. MORAN
                                                        (Glenn J. Moran)

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

        SIGNATURE                                  TITLE                                         DATE
        ---------                                  -----                                         ----

                                      Chairman of the Board, President,               February 25, 2000
/S/J. PETER KELLY                     Chief Executive Officer and Director
---------------------------
    (J. Peter Kelly)

                                      Vice President and Chief Financial Officer      February 25, 2000
/S/GEORGE T. HENNING                  (Principal Financial Officer and Principal
---------------------------           Accounting Officer)
    (George T. Henning)


/S/ERIC W. EVANS                      Vice President and Controller                   February 25, 2000
---------------------------
    (Eric W. Evans)


/S/COLIN C. BLAYDON                   Director                                        February 25, 2000
---------------------------
    (Colin C. Blaydon)


/S/WILLIAM H. BRICKER                 Director                                        February 25, 2000
---------------------------
    (William H. Bricker)


/S/JOHN E. JACOB                      Director                                        February 25, 2000
---------------------------
    (John E. Jacob)


/S/EDWARD C. JOULLIAN III             Director                                        February 25, 2000
---------------------------
    (Edward C. Joullian III)


/S/M. THOMAS MOORE                    Director                                        February 25, 2000
---------------------------
    (M. Thomas Moore)


/S/VINCENT A. SARNI                   Director                                        February 25, 2000
---------------------------
    (Vincent A. Sarni)



/S/SAMUEL K. SKINNER                  Director                                        February 25, 2000
---------------------------
    (Samuel K. Skinner)


/S/STEPHEN B. TIMBERS                 Director                                        February 25, 2000
---------------------------
    (Stephen B. Timbers)


/S/FARAH M. WALTERS                   Director                                        February 25, 2000
---------------------------
    (Farah M. Walters)


                               THE LTV CORPORATION

                       FORM 10-K - ITEM 14 (a)(1) and (2)
                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

The following is a listing of the consolidated financial statements of LTV and its subsidiaries and Ernst & Young LLP's report therein, which are included in this Annual Report on Form 10-K.


                                                                       Page
                                                                      -------

The LTV Corporation

Report of Ernst & Young LLP Independent Auditors                          F-45
At December 31, 1999 and 1998:
         Consolidated balance sheet                                F-14 - F-15
For the years ended December 31, 1999, 1998 and 1997:
         Consolidated statement of operations                             F-13
         Consolidated statement of cash flows                             F-16
         Consolidated statement of changes in equity                      F-17
Notes to consolidated financial statements                         F-18 - F-43


Copperweld Corporation and Copperweld Canada Inc.

Interim Financial Information (unaudited)
Combined Statements of Income for the nine months ended
         September 30, 1999 and 1998                                       C-1
Combined Balance Sheets at September 30, 1999                        C-2 - C-3
Combined Statements of Cash Flows for the nine months
         ended September 30, 1999 and 1998                                 C-4
Notes to Combined Financial Statements                               C-5 - C-7

Year-End Financial Information (audited)
Report of Ernst & Young LLP, Independent Auditors                          C-8
Combined Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                  C-9
Combined Balance Sheets at December 31, 1998 and 1997              C-10 - C-11
Combined Statement of Changes in Shareholders' Equity
         for the years ended December 31, 1998, 1997 and 1996             C-12
Combined Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                 C-13
Notes to Combined Financial Statements                             C-14 - C-28

Welded Tube Co. of America

Interim Financial Information (unaudited)
Balance Sheet at September 30, 1999                                        W-1
Statement of Operations and Retained Earnings for the three
          months ended September 30, 1999 and 1998                         W-2
Statement of Cash Flows for the three months ended September 30,
         1999 and 1998                                                     W-3
Notes to Financial Statements                                        W-4 - W-5

Year-End Financial Information (audited)
Report of Ernst & Young LLP, Independent Auditors                          W-6
Balance Sheet at June 30, 1999                                             W-7
Statement of Operations and Retained Earnings for the
         periods from January 1, 1999 to June 30, 1999
         and from July 1, 1998 to December 31, 1998                        W-8

Statements of Cash Flows for the periods from
         January 1, 1999 to June 30, 1999 and from
         July 1, 1998 to December 31, 1998                                 W-9
Notes to Financial Statements                                      W-10 - W-15


         The following is a list of financial statements of Trico Steel Company, L.L.C. which are included as part of this Report.

Report of Ernst & Young LLP, Independent Auditors                          T-1
At December 31, 1999 and 1998:
         Balance Sheet                                                     T-2
For the years ended December 31, 1999, 1998 and 1997:
         Statement of Operations                                           T-3
Statements of cash flows                                                   T-4
Statements of Changes in Members' Equity                                   T-5
Notes to financial statements                                       T-6 - T-11



         All schedules for which provision is made in Regulation S-X have been omitted as the schedules are not required under the related instructions, are inapplicable, or the information required is set forth in the financial statements or the notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The LTV Corporation ("LTV" or the "Company") operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products. Sales are made primarily to the domestic transportation, appliance, container and electrical equipment markets. Metal Fabrication includes the fourth quarter acquisitions of Copperweld Corporation and Copperweld Canada Inc. ("Copperweld") and The Welded Tube Co. of America ("Welded Tube") together the ("Acquisitions"). The product line of this segment includes mechanical and structural tubular products, pipe and conduit for use in transportation, agriculture, oil and gas, and construction industries. The segment also produces bimetallic wire for the telecommunications and utilities industries and engineers and manufactures pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of steel-related joint ventures, primarily Trico Steel Company, L.L.C. ("Trico Steel") and Cliffs and Associates Limited ("CAL"), which are accounted for using the equity method, and corporate investments and related income and expenses.

RESULTS OF OPERATIONS

Summary results for each segment are listed below ($ in millions):


                                              INTEGRATED STEEL                 METAL FABRICATION             CORPORATE AND OTHER
                                          -------------------------         ----------------------          -----------------------
                                          1999      1998      1997          1999     1998     1997          1999     1998      1997
                                          ----      ----      ----          ----     ----     ----          ----     ----      ----
Sales                                    $3,390    $3,684    $4,006         $818     $683     $541          $ --     $ --      $ --
Cost of products sold                     3,184     3,308     3,445          684      560      456            --       --        --
Selling, general and administrative         116       120       120           63       52       32            10       12        12
Results of affiliates' operations            --        --        --            3        5        4           (33)     (54)      (45)
Net interest and other income (expense)      --         1         3           --       --       --           (18)      22        39
Income (loss) before income taxes
      and special charges                  (161)       11       186           52       63       51           (61)     (43)      (18)
Special charges                              39        52       150           --        3       --            --       --        --

Tons in thousands
      Shipments
                   Trade                  7,183     7,238     7,655          859      676      627
                   Intersegment             286       287       285
     Raw steel production                 8,404     8,136     8,904
Operating rate                               97%       95%      106%


INTEGRATED STEEL The decrease in 1999 sales is primarily due to a 6% decrease in average selling prices compared to 1998 and lower steel product shipments. The lower steel selling prices were a result of a significant increase in unfairly traded imports that began in the latter half of 1998. Similarly, in 1998, sales decreased from the prior year primarily due to the significant increase in imports leading to 3% lower average steel selling prices compared to 1997 and lower steel product shipments.

     Cost of products sold as a percentage of sales increased in 1999 primarily as a result of lower average selling prices. Cost of products sold as a percentage of sales increased in 1998 from 1997 as a result of the blast furnace reline at the Indiana Harbor Works in 1998 and lower average selling prices.

Lower purchased material costs during 1999 were primarily offset by the new labor agreement effective August 1, 1999.

     Raw steel production at the Company's steelmaking facilities increased in 1999, primarily due to the lesser impact of the 1999 blast furnace reline compared to the reline completed in the prior year. Reduced operating levels in the fourth quarter of 1998 due to the impact of imports also contributed to the lower production level in 1998. The average operating rate was 97% in 1999 compared to 95% in the prior year.

     The Company follows American Iron and Steel Institute ("AISI") standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company's products exceeds production capability. LTV re-rated its AISI capacity which resulted in increases of 1.1% and 2.3% in rated capacity in 1999 and 1998, respectively.

     Selling, general and administrative expenses in 1999 decreased from 1998 expenses primarily due to lower Year 2000 computer and software expenditures. Selling, general and administrative expenses in 1998 were equal to the 1997 expenses.

     In the second quarter of 1999, Integrated Steel recorded special charges of $39 million that included the suspension of the Hennepin pilot business systems project and a salaried force reduction. In the fourth quarter of 1998, Integrated Steel recorded special charges of $52 million that included the closure of a finishing facility at the Cleveland Works, recognition of an asset impairment of an electrogalvanizing joint venture in which LTV has a 50% interest and a salaried force reduction. In the third quarter of 1997 LTV recorded a special charge of $150 million for the closure of the Pittsburgh coke facility.

METAL FABRICATION The increase in 1999 sales is due to the inclusion of $135 million of sales from the Welded Tube acquisition completed on October 1 and the Copperweld acquisition completed on November 10. Increased metal buildings sales were offset by lower tubular product sales that reflect lower steel prices and lower pipe prices. The Metal Fabrication segment, together with the Acquisitions, would have generated on a pro forma basis revenues of $1.5 billion in 1999. Sales in 1998 increased primarily due to the first full year of metal buildings revenues since VP Buildings was acquired on July 2, 1997.

     Cost of products sold as a percentage of sales increased in 1999 primarily due to lower average tubular product selling prices and the incurrence of start-up costs of the new tubing facility in Marion, Ohio. Cost of products sold as a percentage of sales decreased in 1998 from 1997 as a result of improved margins from metal buildings sales partially offset by lower average tubular product selling prices.

     Selling, general and administrative expenses in 1999 and 1998 increased over the prior year due to the inclusion of the Acquisitions in 1999 and VP Buildings in 1997.

     In the fourth quarter of 1998, a special charge of $3 million was recorded for the closure of a production line for electric-weld tubing.

CORPORATE AND OTHER Results of affiliates' operations includes two steel-related joint ventures, Trico Steel and CAL. Trico Steel is a flat rolled steel minimill, in which LTV has a 50% interest, that commenced commercial operations in April 1997. Trico Steel has experienced equipment problems that have hampered achievement of its rated capacity of 2.2 million tons. Two transformers that failed in late 1998 and early 1999 were replaced in September and have allowed Trico Steel access to full power capability for the first time since December 1998. Results have improved in each quarter of 1999, and in the fourth quarter of 1999 Trico Steel's results were approximately breakeven. Shipments for the year were 1.2 million tons. The 1998 surge in steel imports also negatively affected Trico Steel production levels during that year. LTV's share of Trico Steel losses was $26 million, $50 million and $44 million in 1999, 1998 and 1997, respectively.

     Also included in this segment are the losses due to the start-up costs of CAL, a direct reduced iron joint venture in which LTV has a 46.5% interest. Construction was completed in 1998 and commissioning activities began in 1999. CAL has produced sufficient quantities of reduced iron to demonstrate the process technology. However, the required mechanical start-up modifications have extended the planned start-up curve and will likely prevent the plant from achieving full production capacity in 2000.

     Lower interest and other income resulted from decreased interest income on lower levels of investments, lower capitalized interest and new or additional interest expense related to the issuance in 1999 of $275 million of 11.75% Senior Notes due 2009, a new $225 million secured term loan and borrowings under LTV's existing credit facilities. In 1998, lower interest and other income resulted from decreased interest income on lower levels of investments and higher interest expense resulting from the issuance of 8.2% Senior Notes due 2007 that were partially offset by higher capitalized interest.


INCOME TAXES In 1999 and 1998 the Company recorded full valuation allowances to offset the tax benefits generated in those years. The evaluation of the realizability of the Company's net deferred tax assets in future periods is made based upon historical and projected operating performance and other factors for generating future taxable income, such as intent and ability to sell assets. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be "more likely than not" and, consequently, established a valuation reserve for all of its net deferred tax assets.

     In 1997, the Company recorded a tax provision of $28 million of which $18 million did not result in cash payments because of pre-reorganization net deductible temporary differences. The Company's 1997 effective tax rate for financial reporting purposes was 40%.

     Taxes payable consist primarily of state, foreign and federal taxes including a less than 80% owned subsidiary.

     The Company reports federal income tax expense before consideration of pre-reorganization net deferred tax assets totaling $1.3 billion at December 31, 1999. The Company's actual income tax cash payments were significantly less than the total financial statement expense amounts as the tax provision required by fresh-start financial statement reporting was in excess of the Company's actual tax payments. As LTV realizes the benefits of reduced cash tax payments from pre-reorganization net deferred tax assets, such benefits increase additional paid-in capital and are represented by the "Taxes not payable in cash" in the Statement of Operations.

     See also the Taxes note in the Notes to Consolidated Financial Statements.

     The Company's ability to reduce its future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986. For the purpose of preserving LTV's ability to utilize its net operating loss carryforwards, Article Ninth of LTV's Restated Certificate of Incorporation prohibits (without LTV Board of Directors approval), with certain limited exceptions, any unapproved acquisition of common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above.


LIQUIDITY AND FINANCIAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, marketable securities, cash from operations, long-term borrowings, amounts available under existing credit facilities and other external sources of funds.

     In 1999, total cash, cash equivalents and marketable securities decreased by $239 million to $72 million as of December 31, 1999. Cash provided by operating activities amounted to $18 million. Major uses of cash during 1999 included $764 million for the Acquisitions, $290 million in capital expenditures and $98 million for investments in steel-related businesses primarily for galvanizing joint ventures, Trico Steel and CAL.

     To fund the Acquisitions, LTV issued $275 million of 11.75% Senior Notes, a $225 million secured term loan and $80 million of cumulative convertible preferred stock. The balance was financed through increased borrowings under LTV's existing credit facilities.


     Management believes that cash provided by operations, along with its credit facilities, are sufficient to fund the current requirements of working capital, capital expenditures, investments in businesses and joint ventures and other post employment benefits.

     See also the Debt and Credit Facilities and the Copperweld and Welded Tube Acquisitions notes in the Notes to Consolidated Financial Statements.

     The Company's 8.2% Notes, the 11.75% Notes and the secured term loan contain various covenants. These agreements require maintenance of certain financial ratios, place restrictions on payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. At December 31, 1999, amounts available for future dividends and stock repurchases totaled $65 million and is not limited by earnings. The Company does not believe that the restrictions contained in these covenants will cause significant limitations on its financial flexibility.

     In 1998 the Company signed a new agreement with the Pension Benefit Guaranty Corporation ("PBGC"). Under the new agreement, LTV will fund its major defined benefit pension plans based on Employee Retirement Income Security Act of 1974 minimum funding standards and additional amounts as appropriate. LTV does not anticipate any significant pension funding requirements until 2002.

     Since the second quarter of 1996, the Company has paid quarterly common stock dividends of $0.03 per share.

     The Company anticipates that total capital expenditures will approximate $300 million during 2000.

INVESTING ACTIVITIES

The Company's strategy is to invest in growing steel-related businesses that complement its core steelmaking business. Recent investments implementing this strategy resulted in acquiring interests in companies engaged in metal fabrication and in companies with new steelmaking technologies as well as a new hot dip galvanizing venture. In 1999, after giving effect to the recent Acquisitions, pro forma revenues would have been approximately $5 billion.

         During 1999, LTV invested $98 million in investments and advances to steel-related joint ventures. In 1999, the Integrated Steel segment purchased a 16.5% interest in an electrogalvanizing line joint venture located in Walbridge, Ohio. This line currently produces zinc, nickel/zinc and nickel/zinc/organic coated products and has an annual capacity of approximately 450,000 tons of coated product. One third of the line's capacity is dedicated to LTV.

         Another electrogalvanizing line, L-S II, located in Columbus, Ohio and previously owned 50% by Sumitomo Metal Industries, Ltd., is currently being converted into a hot-dip galvanizing line to be known as Columbus Coatings Company, owned 50% by LTV and 50% by Bethlehem Steel Corporation ("Bethlehem"). It will produce high-quality, hot-dip galvanized and galvannealed flat rolled steel. The converted facility will have an annual capacity of approximately 500,000 tons of premium corrosion-resistant steel for exposed automotive applications. Production is scheduled to begin in the fourth quarter of 2000.

         Related to the new hot-dip galvanizing line, LTV and Bethlehem entered into another joint venture, the Columbus Processing Company, which is a steel slitting, inspecting and warehousing services facility for the automotive industry.

     The Metal Fabrication segment was expanded in 1999 with the acquisitions of Copperweld and Welded Tube. Construction of a new tubing manufacturing facility in Marion, Ohio, which was completed in 1999 at a total capital cost of $52 million, began start-up operations in 1999. The plant continues to progress toward achieving its rated annual processing capacity of 146,000 tons. The facility manufactures high-quality tubing for the automotive industry and other mechanical tubing markets. The Portland, Oregon structural tubing plant completed in 1999, and acquired as part of the Welded Tube acquisition, began operations in the third quarter of 1999. Additionally, a greenfield stainless steel tubing plant in Elizabethtown, Kentucky has started operations; and also a recent expansion at the Shelby, Ohio plant should provide additional market opportunities in the coming year.

     The segment also has investments in joint ventures which include a tailor-welded blanking operation in Michigan, an automotive steel processing and blanking operations in Puebla and Silao, Mexico and international joint ventures in metal buildings operations that are located in Brazil, Chile and Mexico. This segment also has a 40% interest in GalvTech, a joint venture located in Pennsylvania that processes hot-dip galvanized products.


     The Corporate and Other segment over the past three years has invested approximately $125 million in Trico Steel, a joint venture steel minimill located in Alabama. In 1996, LTV entered into the CAL joint venture to produce and market high purity reduced iron briquettes as a scrap steel substitute for use in electric furnace steelmaking operations. LTV has invested $89 million in the CAL facility.

     To participate in the increasing use of internet-based business-to-business transactions, LTV has acquired approximately a 4% ownership position in Metalsite L.P. and holds an option to acquire up to a 10% interest. Metalsite is a web-based business that primarily sells steel products through an on-line auction process. LTV is currently using Metalsite to market certain of its steel products.

         In addition to the acquisitions discussed above, LTV has also made capital expenditures that are directed toward market-driven requirements, customer service, productivity improvements, cost-reduction programs, new information technology, replacement projects and environmental requirements.

     The Integrated Steel segment has primarily invested in equipment upgrades, including the major relines of blast furnaces in 1999 and 1998, and new technologies to keep its facilities cost competitive, improve productivity and enhance customer service. The Metal Fabrication segment's three new start-up operations will not require substantial new investments in the near term.

         Joint ventures have been one of the Company's primary means for expanding its operations, and the Company will continue to consider further investments in joint ventures. Many of the joint venture opportunities that the Company evaluates are start-up operations and require significant investments before becoming operational. The development, construction and start-up of such operations are themselves subject to numerous risks. After start-up, further investments may be required and significant losses could be incurred before any profits are realized.


COMPETITION AND PRICES

         Domestic steel producers face significant competition from foreign producers affecting both prices and volume. Due primarily to the 1998 economic difficulties faced by countries in Asia and Latin America, carbon flat rolled steel products imports into the U. S. increased to record levels during the fall of 1998. The downward pressure on pricing continued in the first half of 1999 as customers reduced their high inventory levels accumulated during the period of high imports. For the full year 1998, imports of flat rolled product from all foreign countries totaled approximately 20 million tons or 25% of domestic steel consumption, higher than 1999 and 1997 levels by 44%. A significant amount of the 1998 increase occurred after July 1998 as imports totaled 30% of domestic steel consumption in the last half of 1998. A significant percentage of these imports was unfairly traded under U. S. trade laws and this resulted in a sharp decline in domestic steel prices. Trade action brought by U. S. steel producers resulted in a reduction in import levels during early 1999, although carbon flat rolled steel imports continued throughout 1999 at levels that were in excess of recent years. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations of their governments than by prevailing market conditions.

         LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with minimills, which in many cases have lower costs than integrated steel mills. Minimills generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Recently developed thin slab casting technologies have allowed some minimill producers to enter certain sectors of the flat rolled market that have traditionally been supplied by integrated producers, and other producers have announced their intention to do the same. Industry experts estimate that current domestic raw steel production capacity will be increased by 2% by the end of 2000 as newly constructed minimills engage in start-up operations or expand operations.

         Many steel products face substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete.

SPECIAL CHARGES

         In the second quarter of 1999, a special charge of $37 million was recorded upon the suspension of a pilot business systems project being installed at the Hennepin, Illinois plant. The decision to suspend the implementation did not affect the implementation of LTV's other new business systems that are providing higher levels of performance in materials management, plant maintenance, purchasing, human resources and financial management. LTV also recognized a special charge of $2 million related to a salaried workforce reduction already implemented. There was $2 million charged against this reserve in 1999 and there is no balance remaining at December 31, 1999. In April 1999, the Company completed the closure of the cold rolled finishing operation in the No. 2 finishing department at the Cleveland Works. The expense of this closure was included as part of the special charges recorded in the fourth quarter of 1998. There has been $6 million of spending against this reserve in 1999. On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997. Spending charged against this reserve in 1999 totaled $16 million.

         See also the Special Charges note in the Notes to Consolidated Financial Statements.

ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean-up of environmental media such as soils and groundwater. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company's facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed. If, in the future, the Company were required to investigate and remediate any contamination at plant sites where hazardous wastes have been used pursuant to the Resource Conservation Recovery Act, the Company could be required to record additional liabilities. The Company is unable to make meaningful estimates of the cost of these potential liabilities at this time, but they could have a material adverse effect on our interim or annual operating results and liquidity. Management does not believe that there would be a material adverse effect on LTV's financial position. In addition, certain environmental laws such as Superfund can impose liability for the entire cost of clean-up of contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of fault or the lawfulness of the original disposal activity. Permits and environmental controls are also required at LTV's facilities to reduce air and water pollution from certain operations; and these permits are subject to modification, renewal and revocation by issuing authorities. Additional permits may be required, or more onerous conditions may be imposed in our existing permits as a result of increases in production or modifications to certain of our facilities.

         The Company is the subject of various other threatened or pending legal actions, contingencies and commitments in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial statements of the Company.

         The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome in the following environmental and litigation matters: approximately 1,200 asbestosis Ohio worker compensation claims filed since August 1, 1999; a notice of violation issued in 1995 by the Indiana Department of Environmental Management alleging releases of contaminants onto and beneath the ground at the Indiana Harbor Works; and dredging and disposal projects proposed in 1999 as part of a proposed settlement involving a National Resource Damage Assessment of the Grand Calumet River System.

         The Company's results of operations in one or more interim or annual periods could be materially affected by unfavorable results in one or more of these matters. Based on information known to the Company, management believes the outcome of these matters should not have a material adverse effect upon the cash flows or consolidated financial position of the Company.

         The Company spent approximately $18 million, $24 million and $16 million for environmental clean-up and related demolition costs at operating and idled facilities for the years 1999, 1998 and 1997, respectively. At December 31, 1999, the Company has a recorded liability of $121 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean-up of contamination. The environmental expenses recorded by the Company in 1999, 1998 and 1997 were $2 million, $5 million and $34 million respectively, excluding amounts recorded in special charges. These expenses were to recognize additional remediation costs at the Company's Integrated Steel facilities. The Company also spent approximately $18 million, $14 million and $32 million in 1999, 1998 and 1997, respectively, for environmental compliance-related capital expenditures for environmental projects and expects it will be required to spend an average of approximately $24 million annually in capital expenditures during the next five years to meet environmental standards.

         See also the Commitments and Contingencies and the Summary of Significant Accounting Policies notes in the Notes to Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including changes in interest rates and commodity prices. The Company uses futures, primarily in zinc, tin and natural gas, to manage the volatility related to certain of these exposures. Gains and losses related to qualifying hedges are included in the basis of the underlying transactions. Sensitivity analysis of the incremental effect on annual pretax results of a hypothetical 10% decrease in commodity prices for open futures at December 31, 1999 would be $6 million. Gains and losses on futures are generally offset by price changes in the underlying contract. The sensitivity analysis does not reflect the effects of these offsets.

     The Company is also subject to interest rate risk. The estimated fair value of debt would be $15 million and $28 million less than the recorded value at year end 1999 and 1998, respectively, based on current borrowing rates available for financings with similar terms and maturities.

     See also the Financial Instruments note in the Notes to Consolidated Financial Statements.


YEAR 2000 READINESS

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

      The Company expensed $15 million, $35 million and $8 million in the years 1999, 1998 and 1997, respectively, on Year 2000 readiness efforts. These efforts included replacing some manufacturing and business systems, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems. The funds expensed for Year 2000 remediation were outside of the normal information technology budget.

OTHER MATTERS

On September 2, 1999, LTV Integrated Steel and certain tubular facility employees represented by the United Steelworkers of America ("USWA") ratified a five-year labor agreement with LTV covering approximately 9,500 active employees. LTV believes this agreement is competitive with other USWA integrated steel labor agreements. It provides for, among other things, an aggregate of $2.00 in hourly wage increases, substantial pension improvements and increased sickness and accident benefits. This five-year labor agreement includes a "no strike" clause.

The new labor agreement with the USWA requires LTV to take a neutral stance with respect to, as well as take certain steps to facilitate, the USWA's efforts to organize employees at any U.S. or Canadian raw materials or steel-related venture in which LTV has a material interest, including the Trico Steel minimill joint venture. Although LTV owns only a 50% interest in Trico Steel and is unable unilaterally to ensure that Trico Steel observes a similar position of neutrality, LTV has agreed with the USWA to cause Trico Steel to execute a similar neutrality agreement with the USWA by August 1, 2000 or to take all necessary steps to expeditiously exit from its partnership interest in Trico Steel. LTV and the USWA have further agreed that money damages are inadequate and that the USWA may seek court-ordered specific performance of the agreement. Accordingly, if LTV is unable to obtain Trico Steel's agreement regarding neutrality, LTV may be forced to sell its investment in Trico Steel.

OUTLOOK

         Demand for the Integrated Steel segment's products remains strong and efforts to increase prices to appropriate levels continue; however, the recent price increases will not be sufficient to increase average selling prices to 1998 levels. Future results will be impacted by the rate of achievement of higher average selling prices.

         The Metal Fabrication segment shows continued strong sales of metal buildings systems in a robust construction market and strong tubular product demand, particularly in the construction and transportation markets. The Metal Fabrication segment will report significantly higher sales during 2000 due to the inclusion of Welded Tube and Copperweld for the full year.

         The Corporate and Other segment expects improved Trico Steel results, continued start-up costs at CAL and lower interest income. Trico Steel has shown improved results in every quarter of 1999 as its equipment problems have been progressively resolved. CAL will continue to incur start-up costs until an efficient operating level is achieved and continuous production is maintained. Interest income will be reduced as compared to prior periods due to lower cash balances, and interest expense will increase due to the increased debt from the acquisitions.

         This report includes forward-looking statements. Our use of the words "outlook," "anticipate," "believes," "estimate," "expect" and similar words is intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in integrating recent acquisitions or implementing information technology, including Year 2000 compliant computer systems. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

CONSOLIDATED STATEMENT OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                               Years ended December 31,
                                                                      ----------------------------------------
                                                                       1999             1998             1997
                                                                      ------           ------           ------
Sales                                                                 $4,120           $4,273           $4,446

Costs and expenses
      Cost of products sold                                            3,779            3,773            3,801
      Depreciation and amortization                                      274              259              263
      Selling, general and administrative                                189              184              164
      Results of affiliates' operations                                   30               49               41
      Net interest and other (income) expense                             18              (23)             (42)
      Special charges                                                     39               55              150
                                                                      ------           ------           ------
           Total                                                       4,329            4,297            4,377
                                                                      ------           ------           ------

Income (loss) before income taxes                                       (209)             (24)              69

Income tax provision
      Taxes payable                                                        3                3               10
      Taxes not payable in cash                                           --               --               18
                                                                      ------           ------           ------
           Total                                                           3                3               28

Income (loss) before items below                                        (212)             (27)              41
Extraordinary loss on early extinguishment of debt                        --               --               (4)
Cumulative effect of change in accounting for start-up costs              --               --               (7)
                                                                      ------           ------           ------

Net income (loss)                                                     $ (212)          $  (27)          $   30
                                                                      ======           ======           ======

Dividends on preferred stock                                              (3)              (2)              (2)
                                                                      ------           ------           ------
Net income (loss) available to common shareholders                    $ (215)          $  (29)          $   28
                                                                      ======           ======           ======

Earnings (loss) per share
      Basic and diluted
         Operations                                                   $(2.15)          $(0.29)          $ 0.37
         Extraordinary loss                                               --               --            (0.04)
         Cumulative effect of change in accounting                        --               --            (0.06)
                                                                      ------           ------           ------
           Net income (loss)                                          $(2.15)          $(0.29)          $ 0.27
                                                                      ======           ======           ======

Average shares outstanding
         Basic                                                           100              100              103
                                                                      ======           ======           ======
         Diluted                                                         100              100              104
                                                                      ======           ======           ======
Dividends paid per common share                                       $ 0.12           $ 0.12           $ 0.12
                                                                      ======           ======           ======

-----------
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(IN MILLIONS, EXCEPT SHARE DATA)


                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                           1999              1998
                                                                         -------           -------
Assets
Current assets
      Cash and cash equivalents                                          $    72           $   101
      Marketable securities                                                   --               210
                                                                         -------           -------
                                                                              72               311
      Receivables, less allowances of
             $19 in 1999 and $17 in 1998                                     538               375
      Inventories
             Products                                                        728               573
             Materials, purchased parts and supplies                         293               281
                                                                         -------           -------
                   Total inventories                                       1,021               854
      Prepaid expenses, deposits and other                                    20                15
                                                                         -------           -------
                   Total current assets                                    1,651             1,555
                                                                         -------           -------

Investments in and advances to affiliates                                    358               314

Goodwill and other intangibles, net of accumulated amortization
      of $14 million in 1999 and $6 million in 1998                          313               108

Other noncurrent assets                                                      147                82

Property, plant and equipment
      Land and land improvements                                              82                70
      Buildings                                                              294               187
      Machinery and equipment                                              4,319             3,707
      Construction in progress                                               175               361
                                                                         -------           -------
                                                                           4,870             4,325
      Less allowance for depreciation                                     (1,238)           (1,060)
                                                                         -------           -------
                   Property, plant and equipment - net                     3,632             3,265
                                                                         -------           -------
                                                                         $ 6,101           $ 5,324
                                                                         =======           =======


-------------
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(IN MILLIONS, EXCEPT SHARE DATA)


                                                                                                        DECEMBER 31,
                                                                                                  -----------------------
                                                                                                   1999             1998
                                                                                                  ------           ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                            $  416           $  321
      Accrued employee compensation and benefits                                                     305              328
      Other accrued liabilities                                                                      225              190
      Current maturities of debt                                                                      29               --
                                                                                                  ------           ------
             Total current liabilities                                                               975              839
                                                                                                  ------           ------

Noncurrent liabilities
      Long-term debt                                                                               1,093              302
      Postemployment health care and other insurance benefits                                      1,546            1,552
      Pension benefits                                                                               563              565
      Other                                                                                          435              438
                                                                                                  ------           ------
             Total noncurrent liabilities                                                          3,637            2,857
                                                                                                  ------           ------

Shareholders' equity
      Preferred shares - authorized 20 million shares, $1.00 par value Series A
             Cumulative convertible - 1.6 million shares,
                   aggregate liquidation value $80 million                                             2               --
             Series B Convertible preferred stock -- 0.5 million shares
                   aggregate liquidation value $50 million                                             1                1
      Common stock -- par value $0.50 per share; authorized 150 million shares;
             issued 105 million shares; 100 million shares outstanding                                53               53
      Additional paid-in capital                                                                   1,107            1,032
      Retained earnings                                                                              393              621
      Treasury stock at cost (5.4 million shares in 1999 and 5.5 million shares in 1998)             (66)             (68)
      Other comprehensive income (loss) and other                                                     (1)             (11)
                                                                                                  ------           ------
             Total shareholders' equity                                                            1,489            1,628
                                                                                                  ------           ------
                                                                                                  $6,101           $5,324
                                                                                                  ======           ======


-------------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN MILLIONS)


                                                                                        Years ended December 31,
                                                                                ---------------------------------------
                                                                                  1999            1998             1997
                                                                                  ----            ----             ----
Operating activities
      Income (loss) before extraordinary loss and cumulative
             change in accounting                                                 $(212)          $ (27)          $  41
      Adjustments to reconcile income (loss) to net cash
         provided by operating activities:
             Noncash losses of affiliates                                            30              49              41
             Special charges                                                         39              55             150
             Depreciation and amortization                                          274             259             263
             Income tax provision not payable in cash                                --              --              18
             Pension funding (more) less than expense                                 6              (6)            (39)
             Postemployment benefit payments more than related expense              (26)            (19)            (27)
             VEBA Trust contributions                                               (10)            (10)            (10)
             Changes in assets, liabilities and other                               (83)              9            (101)
                                                                                  -----           -----           -----
                 Net cash provided by operating activities                           18             310             336
                                                                                  -----           -----           -----

Investing activities
      Capital expenditures                                                         (290)           (362)           (326)
      Acquisitions of metal fabrication businesses, net of cash acquired           (764)             --            (188)
      Investments in and advances to steel-related businesses                       (98)            (80)           (101)
      Net sales of marketable securities                                            210             150             207
      Proceeds from sale / leaseback and dispositions                                38              --              --
      Other                                                                         (25)             (5)             24
                                                                                  -----           -----           -----
                 Net cash used in investing activities                             (929)           (297)           (384)
                                                                                  -----           -----           -----

Financing activities
      Net proceeds from debt offering                                               498               4             290
      Net proceeds from preferred stock offering                                     78              --              --
      Borrowings under credit facilities                                            920              --              --
      Payments on borrowings under credit facilities                               (600)             --              --
      Payments on long-term debt                                                     --             (62)           (106)
      Repurchases of common stock                                                    --              --             (68)
      Dividends paid and other                                                      (14)            (14)            (15)
                                                                                  -----           -----           -----
                 Net cash provided by (used in) financing activities                882             (72)            101
                                                                                  -----           -----           -----

Net (decrease) increase in cash and cash equivalents                                (29)            (59)             53
Cash and cash equivalents at beginning of year                                      101             160             107
                                                                                  -----           -----           -----
Cash and cash equivalents at end of year                                          $  72           $ 101           $ 160
                                                                                  =====           =====           =====

---------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEAR ENDED DECEMBER 31, 1999


                                                   SERIES A
                                                  CUMULATIVE     SERIES B         COMMON STOCK
                                                  CONVERTIBLE   CONVERTIBLE   ---------------------       ADDITIONAL
                                                   PREFERRED     PREFERRED     NUMBER                      PAID-IN         RETAINED
(IN MILLIONS)                                        STOCK         STOCK      OF SHARES      AMOUNT        CAPITAL         EARNINGS
                                                     -----         -----      ---------      ------        -------         --------
January 1, 1997                                      $  --           $1          105          $53          $ 1,021           $ 646
Comprehensive income
      Net income                                        --            -           --           --               --              30
      Minimum pension liability, net of tax             --            -           --           --               --              --

           Total comprehensive income
Dividends paid                                          --            -           --           --               --             (15)
Treasury stock purchases                                --            -           --           --               --              --
Other                                                   --            -           --           --               --              --
Taxes not payable in cash                               --            -           --           --               11              --
                                                     -----           --          ---          ---          -------           -----
December 31, 1997                                       --            1          105           53            1,032             661
Comprehensive loss
      Net loss                                          --            -           --           --               --             (27)
      Minimum pension liability, net of tax             --            -           --           --               --              --

           Total comprehensive loss
Dividends paid                                          --            -           --           --               --             (14)
Other                                                   --            -           --           --               --               1
                                                     -----           --          ---          ---          -------           -----
December 31, 1998                                       --            1          105           53            1,032             621
Issuance of preferred stock                              2            -           --           --               76              --
Comprehensive loss
      Net loss                                          --            -           --           --               --            (212)
      Minimum pension liability, net of tax             --            -           --           --               --              --

           Total comprehensive loss
Dividends paid                                          --            -           --           --               --             (14)
Other                                                   --            -           --           --               (1)             (2)
                                                     -----           --          ---          ---          -------           -----
December 31, 1999                                    $   2           $1          105          $53          $ 1,107           $ 393
                                                     =====           ==          ===          ===          =======           =====



                                                                           OTHER
                                                                        COMPREHENSIVE
                                                            TREASURY    INCOME (LOSS)
(IN MILLIONS)                                                 STOCK       AND OTHER          TOTAL
                                                              -----       ---------          -----
January 1, 1997                                               $ --           $(11)          $ 1,710
Comprehensive income
      Net income                                                --             --                30
      Minimum pension liability, net of tax                     --              6                 6
                                                                                            -------
           Total comprehensive income                                                            36
Dividends paid                                                  --             --               (15)
Treasury stock purchases                                       (68)            --               (68)
Other                                                           --              2                 2
Taxes not payable in cash                                       --             --                11
                                                              ----           ----           -------
December 31, 1997                                              (68)            (3)            1,676
Comprehensive loss
      Net loss                                                  --             --               (27)
      Minimum pension liability, net of tax                     --             (8)               (8)
                                                                                            -------
           Total comprehensive loss                                                             (35)
Dividends paid                                                  --             --               (14)
Other                                                           --             --                 1
                                                              ----           ----           -------
December 31, 1998                                              (68)           (11)            1,628
Issuance of preferred stock                                     --             --                78
Comprehensive loss
      Net loss                                                  --             --              (212)
      Minimum pension liability, net of tax                     --             10                10
                                                                                            -------
           Total comprehensive loss                                                            (202)
Dividends paid                                                  --             --               (14)
Other                                                            2             --                (1)
                                                              ----           ----           -------
December 31, 1999                                             $(66)          $ (1)          $ 1,489
                                                              ====           ====           =======


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS The LTV Corporation ("LTV" or the "Company") operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Refer to the Segment Reporting footnote for further discussion.



PRINCIPLES OF CONSOLIDATION The consolidated financial statements include LTV and its majority-owned subsidiaries. Investments in joint ventures and companies owned 20% to 50% are accounted for by the equity method. The Company's interest in the cumulative undistributed earnings of its unconsolidated affiliates was $11 million at December 31, 1999, all of which was available for dividend or other distribution to the Company.

     Equity in earnings of joint ventures is recorded in the Statement of Operations as results of affiliates' operations, except for certain affiliates whose equity income is recorded as a reduction of cost of products sold. The amount recorded as a reduction of cost of products sold was $12 million, $12 million and $17 million for 1999, 1998 and 1997, respectively.

     Certain prior period amounts have been reclassified to conform with the current period presentation.


REVENUE RECOGNITION Revenue from product sales is recognized primarily upon shipment to customers.



MARKETABLE SECURITIES The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses included in other comprehensive income.

     Interest income, amortization of premiums and accretion of discounts to maturity, realized gains and losses and declines in value judged to be other than temporary are included in net interest and other income. The cost of securities sold is based on specific identification.


INVENTORIES Inventories are valued at the lower of cost or market, with cost determined primarily by the "last-in, first-out" ("LIFO") method for approximately 88% and 94% of the inventories at December 31, 1999 and 1998, respectively. The amount by which inventory is reduced to state inventory at LIFO value is $10 million at December 31, 1999 and $17 million at December 31, 1998. Liquidation of LIFO inventory quantities was not material. The current replacement value of inventories is $1,006 million and $845 million at December 31, 1999 and 1998, respectively.

PROPERTY COSTS, DEPRECIATION AND AMORTIZATION The Company's fixed assets are accounted for on the group basis and are recorded at cost. Property includes land, buildings, machinery and equipment, and software and associated costs. Integrated Steel depreciation is computed principally using a modified straight-line method based upon estimated economic lives of assets and the levels of production providing depreciation within a range of 80% to 120% of the straight-line amount on individual major production facilities. In addition, a units-of-production method is used for blast furnaces. In 1999, 1998 and 1997, the modified straight-line depreciation method was 96%, 96% and 99% of the straight-line amount, respectively. The cost of buildings is depreciated over 45 years, and machinery and equipment is depreciated over periods ranging from 3 to 25 years.

     Metal Fabrication segment depreciation is computed principally on the straight-line method. The cost of buildings is depreciated over periods ranging from 3 to 45 years, and machinery and equipment is depreciated over periods ranging from 3 to 30 years.

     Goodwill and other intangible assets are amortized on a straight-line basis over periods ranging from 5 to 35 years.

     When properties are retired or sold, their carrying value and the related allowance for depreciation are eliminated from the property and allowance for depreciation accounts, respectively. Generally, for normal retirements, proceeds are reflected in the allowance for depreciation accounts; for abnormal retirements, gains or losses are included in income in the year of disposal.

     The Company reviews long-lived assets used in its operations and goodwill and other intangibles when indicators of impairment are present. Impairment losses are determined based on the fair value of assets impaired and are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.


ENVIRONMENTAL REMEDIATION LIABILITIES The Company's policy is to accrue environmental remediation liabilities when it is probable a liability exists and the costs can be reasonably estimated. The Company's estimates of these undiscounted costs are based on existing technology, current enacted laws and regulations, its current legal obligations regarding remediation and site-specific costs. The liabilities are adjusted when the effect of new facts or changes in law or technology is determinable. Insurance recoveries, if any, are recorded as a reduction of environmental costs. The environmental expenses recorded in 1999, 1998 and 1997 were $2 million, $5 million and $34 million, respectively, excluding amounts recorded in special charges. The Company's liability for environmental remediation, including costs related to the demolition, closure and clean-up of idled facilities, totaled $121 million and $136 million at December 31, 1999 and 1998, respectively.


USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NEW ACCOUNTING PRONOUNCEMENTS The Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Changes in the fair value of derivatives will be recognized in net income unless specific hedge accounting criteria are met. Subsequently, in June 1999 FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of FASB Statement No. 133 to fiscal years beginning after June 15, 2000. LTV intends to adopt this statement in 2001, and it is not expected to have a material impact on the Company's financial statements.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" that requires the expensing of start-up activities as incurred. In 1997, LTV recognized a cumulative effect change in accounting principle adjustment of $7 million, net of income taxes of $4 million, expensing previously deferred start-up costs.


COPPERWELD AND WELDED TUBE ACQUISITIONS

     On November 10, 1999, LTV acquired Copperweld Corporation and Copperweld Canada Inc. ("Copperweld") for an aggregate cash purchase price of approximately $650 million, subject to final determination of shareholder equity adjustments. Based on 1998 shipments, Copperweld is believed to be the largest North American manufacturer of mechanical and structural steel tubing and the world's largest producer of bimetallic wire products.

     On October 1, 1999, LTV acquired Welded Tube Co. of America ("Welded Tube") for $114 million, subject to final determination of working capital. Welded Tube is believed to be the second largest structural tube manufacturer in North America and produces the broadest range of structural tubing used primarily for construction and for the industrial, transportation and agricultural equipment markets.

     Both transactions (the "Acquisitions") are accounted for under the purchase method of accounting; and, accordingly, the results of operations of the acquired companies are included in the consolidated financial statements from the respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment as asset and liability valuations are completed and analyzed. Adjustments are not expected to be significant.

The following unaudited pro forma financial information for the Company gives effect to the Acquisitions as if they had occurred at the beginning of 1999 or 1998, respectively. These pro forma results have been prepared for comparative purposes only and are not necessarily representative of the results of operations that would have resulted if the Acquisitions occurred either at the beginning of the year or that may result in the future.

                                                                                           Year Ended
                                                                                   ---------------------------
              IN MILLIONS                                                            1999               1998
                                                                                     ----               ----
              Sales                                                                $4,828              $5,092

              Income (loss) before income taxes                                    $ (234)             $  (39)

              Net income (loss)                                                    $ (243)             $  (48)

              Earnings (loss) per share
                          Basic and diluted                                        $(2.52)             $(0.58)


UNCONSOLIDATED JOINT VENTURE

The Company has a 50% interest in an unconsolidated joint venture, Trico Steel Company L.L.C. ("Trico Steel"), which is accounted for under the equity method. Commercial operations of this flat rolled minimill located in Decatur, Alabama began in April 1997. The following is a summary of the financial information related to Trico Steel (in millions):


                                                  1999            1998             1997
                                                  ----            ----             ----
Results of operations
      Net sales                                   $ 320           $ 258           $  98
      Costs and expenses                            343             330             167
      Depreciation and amortization                  29              28              18
      Cumulative effect of change in
           accounting for start-up costs             --              --              15
                                                  -----           -----           -----
           Pretax loss                            $ (52)          $(100)          $(102)
                                                  =====           =====           =====

Financial position at December 31
      Current assets                              $  97           $  54           $  76
      Noncurrent assets                             520             531             526
      Current liabilities                           (60)            (27)            (38)
      Noncurrent liabilities                       (347)           (296)           (273)
                                                  -----           -----           -----
      Net assets                                  $ 210           $ 262           $ 291
                                                  =====           =====           =====

      Capital expenditures                        $  22           $  26           $  93
                                                  =====           =====           =====

OTHER LIABILITIES

Current accrued employee compensation and benefits included the following at December 31 (in millions):

                                                                 1999          1998
                                                                 ----          ----
Pension benefits                                                 $  9          $ 20
Postemployment health care and other insurance benefits           129           124
Accrued wages and compensated absences                             78            80
Other                                                              89           104
                                                                 ----          ----
                                                                 $305          $328
                                                                 ====          ====


Current other accrued liabilities included the following at December 31 (in millions):

                                                                 1999          1998
                                                                 ----          ----
Accrued taxes other than income                                  $101          $ 92
Accrued income taxes                                               22            11
Environmental and plant rationalization                            30            36
Other                                                              72            51
                                                                 ----          ----
                                                                 $225          $190
                                                                 ====          ====


Noncurrent other liabilities included the following at December 31 (in millions):

                                                                             1999          1998
                                                                             ----          ----
Benefits under the Coal Industry Retiree Health Benefit Act of 1992          $126          $128
Other employee benefits                                                       108           108
Environmental and plant rationalization                                       125           149
Other                                                                          76            53
                                                                             ----          ----
                                                                             $435          $438
                                                                             ====          ====

DEBT AND CREDIT FACILITIES

Long-term debt consisted of the following at December 31 (in millions):


                                                         1999            1998
                                                         ----            ----
8.2% Senior Notes due 2007 (face value $300)            $  299           $298
11.75% Senior Notes due 2009 (face value $275)             273             --
Secured facility                                           225             --
Receivables and Inventory facilities                       320             --
7.25% Mortgage payable and other                             5              4
                                                        ------           ----
      Total debt                                         1,122            302
      Less current portion                                 (29)            --
                                                        ------           ----
           Total long-term debt                         $1,093           $302
                                                        ======           ====


     In September 1997, LTV issued $300 million of 8.2% Senior Notes due September 2007 ("8.2% Notes") with interest payable semiannually and guaranteed by all existing and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities). The unamortized original issue discount results in an effective interest rate of 8.25%. The 8.2% Notes are redeemable at the option of the Company in whole or in part at any time after September 2002. At any time prior to September 2000, the Company may begin to redeem, at a premium, the original principal with proceeds from any public equity offerings. Proceeds of the offering were used in 1997 to finance the acquisition of VP Buildings, Inc. ("VP Buildings") and to redeem $100 million principal amount of Senior Secured Convertible Notes due June 2003 at a premium that resulted in an extraordinary charge of $4 million, net of taxes of $2 million.

     In November 1999, LTV issued $275 million of 11.75% Senior Notes ("11.75% Notes") maturing on November 15, 2009 with interest payable semi-annually and guaranteed on the same basis as the 8.2% Notes, and on a subordinated basis by the Acquisitions. The unamortized original issue discount results in an effective interest rate of 11.875%. Prior to November 2002, the Company may begin to redeem, at a premium, the original principal amount with proceeds from any public equity offerings. Upon any change of control, the 11.75% Notes holders have the right to require the Company to repurchase all or any part of the 11.75% Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The proceeds were used to finance the Acquisitions.

     In November 1999, LTV also entered into a five-year secured term loan of $225 million ("Secured Facility") that is fully and unconditionally guaranteed on a senior basis by the same guarantors as the 8.2% Notes. Substantially all of the assets of the Acquisitions (other than their accounts receivable and the Portland, Oregon tubing plant) including a $75 million secured intercompany note between Copperweld Corporation and Copperweld Canada Inc. are pledged under this facility. Interest will be reset periodically and is based on LIBOR plus a margin of 3.375% to 4.125%; or, at LTV's option, it may borrow at an alternate base rate plus a margin ranging from 2.375% to 3.125%. The base rate is the higher of the prime rate or the Federal Funds effective rate plus 0.5%. Principal payments in the first four years after issuance will be de minimus, with equal scheduled payments of $54 million at the end of February, May, August and October 2004. Prepayments are required for proceeds from certain asset sales, insurance awards, excess cash flow and net cash proceeds of certain debt or equity issuances if certain financial ratios are not met. The proceeds of the Secured Facility were used to finance the Acquisitions.

     The 8.2% Notes, 11.75% Notes and Secured Facility contain various covenants that require the Company to maintain certain financial ratios and amounts, place certain restrictions on payments of dividends, stock repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive covenant, $65 million of retained earnings is available for stock dividend payments and stock repurchases at December 31, 1999.

     The Company has two credit facilities with banks (the "Receivables Facility" and the "Inventory Facility" both expiring in 2004) that provide the Company with a maximum of $570 million of financing for working capital requirements and general corporate purposes at prevailing market rates. The borrowers under these facilities are special purpose entities. The Receivables Facility special purpose entity is owned by LTV Steel Company, Inc. ("LTV Steel"), and the Inventory Facility is owned by LTV. Creditors of these special purpose entities have a claim on the assets of each entity prior to those assets becoming available to other creditors of LTV or its affiliates. Substantially all of the Company's receivables and inventories are pledged as collateral under these credit facilities agreements.

     The Receivables Facility permits borrowings of up to $320 million, $100 million of which may be used to issue letters of credit. At December 31, 1999, $251 million was permitted to be borrowed; $205 million of borrowings at 6.7% and $10 million of letters of credit were outstanding. The borrower is LTV Sales Finance Company, which on a daily basis purchases and pledges essentially all of the receivables generated by LTV Steel.

     The Inventory Facility permits borrowings of up to $250 million, $150 million of which may be used to issue letters of credit. At December 31, 1999, $250 million was permitted to be borrowed; $115 million of borrowings at 7.7% and $81 million of letters of credit were outstanding. The borrower under the Inventory Facility is LTV Steel Products, LLC, which purchases and pledges essentially all of the inventory produced by LTV Steel.


OPERATING LEASES

The Company leases certain manufacturing facilities and equipment, office space and computer equipment under cancelable and noncancelable leases that expire at various dates. Rental expense on operating leases was $70 million, $79 million and $71 million in 1999, 1998 and 1997, respectively. Minimum future operating lease obligations in effect at December 31, 1999 are as follows (in millions):

                          2000                          $ 44
                          2001                            38
                          2002                            30
                          2003                            28
                          2004                            26
                          Later years                    138
                                                        ----
                          Total obligations             $304
                                                        ====

PENSIONS AND POSTEMPLOYMENT HEALTH CARE AND OTHER INSURANCE BENEFITS

The Company provides pension benefits for most employees through defined benefit and defined contribution pension plans. The Company also provides other postemployment benefits ("OPEB") primarily for health care, life insurance and other insurance benefits for substantially all active, inactive and retired employees. The health care plans are contributory and contain other cost-sharing features such as deductibles, lifetime maximums and copayment requirements.

     Under the labor agreement with the United Steelworkers of America ("USWA"), the Company is required to contribute to a Voluntary Employee Beneficiary Association ("VEBA") Trust to prefund postemployment health care and other insurance benefits for covered employees and retirees in addition to making cash payments for such benefits on a current basis. The Company is required to contribute to the VEBA Trust a minimum of $5 million annually ($10 million in years when common stock dividends are declared) and additional amounts based on defined cash flow as set forth in the labor agreement. The required contribution under these provisions for 1999 to be made in 2000 is $10 million.

     The components of pensions and other postemployment benefit obligations and related assets are as follows (in millions):

                                                           PENSION BENEFITS                          OPEB
                                                        -----------------------           -------------------------
                                                         1999             1998             1999              1998
                                                        ------           ------           -------           -------
Change in benefit obligation
Benefit obligation at beginning of year                 $3,354           $3,327           $ 1,526           $ 1,520
Service cost                                                20                2                13                13
Interest cost                                              227              228               101               102
Actuarial (gains) losses                                  (365)             108              (109)               (1)
Shutdowns / acquisitions                                   138               18                36                 7
Benefits paid                                             (334)            (329)             (130)             (115)
Plan amendments                                            414               --                63                --
Exchange rate change                                         1               --                --                --
                                                        ------           ------           -------           -------
Benefit obligation at end of year                       $3,455           $3,354           $ 1,500           $ 1,526
                                                        ======           ======           =======           =======

Change in plan assets
Fair value of plan assets at beginning of year          $3,109           $3,080           $   103           $    62
Actual return on plan assets                               378              349                79                36
Shutdowns / acquisitions                                   165               --                --                --
Company contributions                                       13                9                10                10
Benefits paid                                             (334)            (329)               (1)               (5)
Other                                                        1               --                --                --
                                                        ------           ------           -------           -------
Fair value of plan assets at end of year                $3,332           $3,109           $   191           $   103
                                                        ======           ======           =======           =======

Funded status of the plan (underfunded)                 $ (123)          $ (245)          $(1,309)          $(1,423)
Unrecognized net actuarial gains                          (882)            (394)             (426)             (254)
Unrecognized prior service cost                            479               98                60                 1
                                                        ------           ------           -------           -------
Accrued benefit cost                                    $ (526)          $ (541)          $(1,675)          $(1,676)
                                                        ======           ======           =======           =======


Pension plan assets consist substantially of equity securities listed on national exchanges, fixed income securities and cash equivalents. VEBA Trust assets are invested primarily in equity securities listed on national exchanges.

AMOUNTS RECOGNIZED IN THE BALANCE                 PENSION BENEFITS                        OPEB
SHEET CONSIST OF (IN MILLIONS):                 ---------------------           -------------------------
                                                 1999            1998            1999               1998
                                                 ----            ----            ----               ----
Prepaid benefit cost                            $  41           $  22           $    --           $    --
Accrued benefit liability                        (568)           (585)           (1,675)           (1,676)
Intangible asset                                   --               1                --                --
Accumulated other comprehensive income              1              11                --                --
                                                -----           -----           -------           -------
Net amount recognized                            (526)           (551)          $(1,675)          $(1,676)
                                                                                =======           =======
Defined contribution plan liability                (4)             10
                                                -----           -----
Total                                           $(530)          $(541)
                                                =====           =====


Amounts applicable to the Company's underfunded pension plans at December 31 are as follows (in millions):

                                                                   1999                    1998
                                                                   ----                    ----
Projected benefit obligation                                     $ 3,074                 $ 3,066
Accumulated benefit obligation                                     3,032                   3,049
Fair value of plan assets                                          2,847                   2,773
Amounts recognized as accrued benefit liabilities                    561                     575
Amounts recognized as intangible asset                                --                       1
Amounts recognized as accumulated
     comprehensive income                                              1                      11

                                                               PENSION BENEFITS                                OPEB
                                                      ---------------------------------         ----------------------------------
                                                       1999          1998          1997          1999          1998          1997
                                                       ----          ----          ----          ----          ----          ----
Weighted-average assumptions as of December 31
Discount rate                                          8.00%         6.75%         7.25%         8.00%         6.75%         7.25%
Expected return on plan assets                         9.00%         9.00%         9.00%         9.00%         9.00%         9.00%
Rate of compensation increase                          4.00%           --            --            --            --            --
Projected health care cost trend rate                                                            5.40%         6.20%         6.70%
Ultimate trend rate                                                                              4.75%         4.25%         4.50%
Year ultimate trend rate is achieved                                                             2005          2003          2003

Components of net periodic benefit cost
Service cost                                          $  20         $   2         $   1         $  13         $  13         $  14
Interest cost                                           227           228           237           101           101           105
Expected return on plan assets                         (253)         (240)         (223)           (8)           (5)           (4)
Amortization of prior service cost                       --            17            18             4            --            --
Recognized net actuarial loss (gain)                     30            (4)           (5)           (7)          (14)          (13)
                                                      -----         -----         -----         -----         -----         -----
Benefit cost                                             24             3            28           103            95           102
Defined contribution plans                               36            48            49
                                                      -----         -----         -----
Total included in operations                             60            51            77
Curtailment charges included in special charges          --            19            16            --             7             5
                                                      -----         -----         -----         -----         -----         -----
                                                      $  60         $  70         $  93         $ 103         $ 102         $ 107
                                                      =====         =====         =====         =====         =====         =====


As a result of the 1999 labor agreement with the USWA, projected pension benefit obligations increased by approximately $375 million. Pension expenses, on an annualized basis, would increase by approximately $75 million. No significant pension funding requirements are anticipated before the year 2002.

The following shows the 1999 effect of a 1% increase or decrease in the weighted-average health care cost trend rate (in millions):

                                                                                     1-PERCENTAGE-            1-PERCENTAGE-
                                                                                     POINT INCREASE          POINT DECREASE
Effect on total of service and interest cost components                                  $  10                   $  (8)
Effect on postretirement benefit obligation                                              $ 113                   $ (99)

TAXES

The provision for income taxes is as follows (in millions):

                                   1999         1998          1997
                                   ----         ----          ----
Current:
              Federal              $  1         $ (1)         $  7
              State                   2            4             3
Amount not payable in cash            -           --            18
                                   ----         ----          ----
              Tax provision        $  3         $  3          $ 28
                                   ====         ====          ====


In 1999 and 1998 the Company recorded full valuation allowances to offset the tax benefits generated in those years.

     In 1997, the Company recorded a tax provision of $28 million of which $18 million did not result in cash payments because of pre-reorganization net deductible temporary differences. The Company's 1997 effective tax rate for financial reporting purposes was 40%.

     Taxes payable consist primarily of state, foreign and federal taxes including a less than 80% owned subsidiary.

     The Company reports federal income tax expense before consideration of pre-reorganization net deferred tax assets totaling $1.3 billion at December 31, 1999. The Company's actual income tax cash payments in 1997 were significantly less than the total financial statement expense amounts as the tax provision required by fresh-start financial statement reporting was in excess of the Company's actual tax payments. As LTV realizes the benefits of reduced cash tax payments from pre-reorganization net deferred tax assets, such benefits increase additional paid-in capital and are represented by the "Amount not payable in cash" in the above table. Since the federal income tax expense does not consider pre-reorganization deferred tax assets, the Company recognizes the benefit of foreign income tax credits in computing taxes not payable in cash. These credits will not be claimed on the federal income tax return.

The income tax effects of the factors accounting for the differences between federal income tax computed at the statutory rate and the recorded provision are as follows (in millions):

                                                       1999           1998           1997
                                                       ----           ----           ----
Tax provision (benefit) at statutory rates             $(73)          $ (8)          $ 24
Increases (decreases) resulting from:
              Valuation allowance                        84             14             --
              Percentage depletion deduction             (4)            (4)            (7)
              Federal alternative minimum tax             1             (1)             7
              State taxes                                (8)             2              5
              Other                                       3             --             (1)
                                                       ----           ----           ----
                          Tax provision                $  3           $  3           $ 28
                                                       ====           ====           ====

Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in millions):

                                                                            1999              1998
                                                                           -------           -------
Deferred tax assets:
              Postemployment health care liability                         $   672           $   669
              Net operating loss carryforwards                               1,080               945
              Pension liability                                                207               228
              Other employee benefits liability                                153               142
              Plant rationalization and environmental liabilities               83                91
              Safe harbor tax leases                                            82                96
              Other                                                            123               129
                                                                           -------           -------
                          Subtotal                                           2,400             2,300
Deferred tax liabilities:
              Tax over book depreciation                                      (919)             (827)
              Inventory and other                                             (131)             (123)
                                                                           -------           -------
                          Subtotal                                          (1,050)             (950)
Valuation allowance                                                         (1,350)           (1,350)
                                                                           -------           -------
                          Total deferred taxes - net                       $    --           $    --
                                                                           =======           =======


The evaluation of the realizability of the Company's net deferred tax assets in future periods is made based upon historical and projected operating performance and other factors for generating future taxable income, such as intent and ability to sell assets. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be "more likely than not" and consequently, established a valuation reserve for all of its net deferred tax assets.

     For income tax reporting purposes, LTV has a regular tax net operating loss carryforward of $3.0 billion and a federal alternative minimum tax net operating loss carryforward of $1.8 billion that are not restricted as to use and will expire in the years 2000 through 2019. The Company's ability to reduce future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986.

     Alternative minimum taxes paid through 1999 of approximately $46 million are available as a credit carryforward, and the period is not limited. Investment tax credit carryforwards of approximately $6 million at December 31, 1999 are recognized using the "flow through" method and expire in 2000 through 2004.

SHAREHOLDERS' EQUITY

     In 1999, LTV issued 8.25% Series A non-voting Cumulative Convertible Preferred Stock ("Series A"). Holders of the Series A will be entitled to receive cumulative cash dividends at an annual rate of 8.25% of the liquidation preference, payable quarterly commencing on February 15, 2000. LTV may redeem all shares of the Series A, in whole or in part, at any time after November 18, 2004, at a price equal to 104.13% of the aggregate liquidation preference of the Series A declining to 100% in 2009 plus accrued and unpaid dividends to the date of redemption. Each Series A share may be converted at any time by holders in whole or in part into 13.605 shares of LTV common stock (potentially 21.8 million shares). Upon accumulation of accrued and unpaid dividends in an amount equal to six quarterly dividends (whether or not consecutive), holders of a majority of the outstanding shares of Series A will be entitled to appoint at least one but not more than two members to the Board of Directors. The proceeds from the stock offering were used to finance the Acquisitions.

     The Company's 4.5% Series B Convertible Preferred Stock ("Series B") is senior to all common stock and has weighted voting rights equal to that number of shares of common stock into which it can be converted. Dividends on the Series B are payable quarterly in either cash or common stock, at the election of LTV. Holders of the Series B have the right to convert the stated value of their shares, in whole or in part, into common stock at a conversion price of $17.09 per share (potentially 2.9 million shares). LTV has the right to redeem the Series B for $50 million after June 28, 2000.

     The Company has a nonleveraged Employee Stock Ownership Plan ("ESOP") for employees covered by the USWA labor agreement that effectively holds 2.9 million shares of the Company's common stock at December 31, 1999.

     The Company has common stock reserved for potential future issuance in accordance with an agreement with the U.S. Environmental Protection Agency ("EPA") that certain (if any) future environmental claims can be settled in cash or common stock.

     The Company has also reserved for future issuance 9.7 million shares of LTV common stock under incentive programs authorizing the granting of stock options and restricted stock awards to directors, officers and other key employees. The options to purchase common stock are primarily outstanding for terms of ten years from date of grant and are granted at prices not lower than market price at date of grant. The market value of restricted stock awarded has been recorded as unearned compensation and is included in "Other" in shareholders' equity. Unearned compensation is primarily being amortized to expense over a five-year vesting period. Transactions under these programs are summarized as follows:

                                       1999                           1998                          1997
                             ------------------------       ------------------------      -------------------------
                             SHARES        PRICE            SHARES        PRICE           SHARES         PRICE
                             ------    --------------       ------   ---------------      ------    ---------------
Stock options (shares
in thousands):
Options outstanding at
      beginning of year       4,362    $5.25 - $19.33       3,354    $11.19 - $19.33       1,691    $12.21 - $19.33
Granted                       1,199     3.50 -   6.81       1,182      5.25 -  13.38       1,828     11.19 -  14.38
Exercised                        --       -- -     --          --        -- -     --          --        -- -     --
Canceled                       (374)    5.25 -  19.33        (174)    11.94 -  19.33        (165)    12.21 -  19.33
                              -----    -----   ------       -----    ------   ------       -----    ------   ------

Options outstanding at
      end of year             5,187    $3.50 - $19.33       4,362    $ 5.25 - $19.33       3,354    $11.19 - $19.33
                              =====    =====   ======       =====    ======   ======       =====    ======   ======

Options exercisable at
      end of year             2,371    $5.63 - $19.33       1,725    $12.21 - $19.33       1,295    $12.21 - $19.33
                              =====    =====   ======       =====    ======   ======       =====    ======   ======


Restricted stock (shares
in thousands):
Shares outstanding at
      beginning of year         218    $5.25 - $18.88         185    $ 9.88 - $18.88         184    $14.00 - $18.88
Granted                         180     3.50 -   6.25          41      5.25 -  13.13           6      9.88 -  14.25
Unrestricted                    (30)    5.25 -  18.88          (5)    12.68 -  18.88          (1)       -- -  18.88
Canceled                        (33)    5.63 -  18.88          (3)     9.88 -  18.88          (4)       -- -  18.88
                              -----    -----   ------       -----    ------   ------       -----    ------   ------

Shares outstanding at
      end of year               335    $3.50 - $18.88         218    $ 5.25 - $18.88         185    $14.00 - $18.88
                              =====    =====   ======       =====    ======   ======       =====    ======   ======


FASB Statement No. 123, "Accounting for Stock-Based Compensation," permits companies to recognize expense for stock-based awards based on their fair value on the date of grant or to continue to follow Accounting Principles Board ("APB") Opinion No. 25 with pro forma disclosures. The Company continues recognition of stock option programs in accordance with APB Opinion No. 25. As required by Statement No. 123, the Company has determined the pro forma information under the fair value method using the Black-Scholes option pricing module with the following weighted-average assumptions for the years 1999, 1998 and 1997: risk-free rate of return of 5.7%; dividend yield of 1%; volatility of 29%; and 7 years as the expected life for all years presented. The pro forma effect of these options would increase the loss by $3 million ($0.03 per share) in 1999 and 1998 and decrease net income by $3 million ($0.02 per share) in 1997.

COMPREHENSIVE INCOME (LOSS)

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):


                                                                         OTHER
                                               MINIMUM               COMPREHENSIVE
                                               PENSION               INCOME (LOSS)
                                              LIABILITY                AND OTHER
Balance at January 1, 1997                      $ (9)                    $ (9)
1997 change                                        6                        6
                                                ----                     ----
Balance at December 31, 1997                      (3)                      (3)
1998 change                                       (8)                      (8)
                                                ----                     ----
Balance at December 31, 1998                     (11)                     (11)
1999 change                                       10                       10
                                                ----                     ----
Balance at December 31, 1999                    $ (1)                    $ (1)
                                                ====                     ====


COMMITMENTS AND CONTINGENCIES

LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean-up of environmental media such as soils and groundwater. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company's facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed. If, in the future, the Company were required to investigate and remediate any contamination at plant sites where hazardous wastes have been used pursuant to the Resource Conservation Recovery Act, the Company could be required to record additional liabilities. The Company is unable to make meaningful estimates of the cost of these potential liabilities at this time, but they could have a material adverse effect on our interim or annual operating results and liquidity. Management does not believe that there would be a material adverse effect on LTV's financial position. In addition, certain environmental laws such as Superfund can impose liability for the entire cost of clean-up of contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of fault or the lawfulness of the original disposal activity. Permits and environmental controls are also required at LTV's facilities to reduce air and water pollution from certain operations; and these permits are subject to modification, renewal and revocation by issuing authorities. Additional permits may be required, or more onerous conditions may be imposed in our existing permits as a result of increases in production or modifications to certain of our facilities.

         The Company is the subject of various other threatened or pending legal actions, contingencies and commitments in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial statements of the Company.

         The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome in the following environmental and litigation matters: approximately 1,200 asbestosis Ohio worker compensation claims filed since August 1, 1999; a notice of violation issued in 1995 by the Indiana Department of Environmental Management alleging releases of contaminants onto and beneath the ground at the Indiana Harbor Works; dredging and disposal projects proposed in 1999 as part of a proposed settlement involving a National Resource Damage Assessment of the Grand Calumet River System.

         The Company's results of operations in one or more interim or annual periods could be materially affected by unfavorable results in one or more of these matters. Based on information known to the Company, management believes the outcome of these matters should not have a material adverse effect upon the cash flows or consolidated financial position of the Company.

         The Company spent approximately $18 million, $24 million and $16 million for environmental clean-up and related demolition costs at operating and idled facilities, including the Pittsburgh coke plant, for the years 1999, 1998 and 1997, respectively. At December 31, 1999, the Company has a recorded liability of $121 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean-up of contamination. The Company also spent approximately $18 million, $14 million and $32 million in 1999, 1998 and 1997, respectively, for environmental compliance-related capital expenditures for environmental projects and expects it will be required to spend an average of approximately $24 million annually in capital expenditures during the next five years to meet environmental standards.

     A 1993 agreement with the USWA provided that a portion of the requirements with respect to certain postemployment benefits would be secured by a junior lien of $250 million on collateral with an unencumbered fair market value of at least $500 million. The initial security was provided by the grant of a mortgage on facilities having a carrying value of approximately $500 million.

     The Company has commitments to purchase approximately $249 million and $175 million of its coke and coal requirements for 2000 and 2001, respectively.

In 1999, as part of the partnership agreement entered into regarding the conversion of the electrogalvanizing joint venture facility in Columbus, Ohio into a hot-dip galvanizing line to be known as Columbus Coatings Company, owned 50% by LTV and 50% by Bethlehem Steel Corporation, the Company has jointly and severally guaranteed the construction funding and the anticipated lease payments of approximately $20 million on an annual basis under a proposed sale/leaseback transaction upon anticipated completion by the end of 2000. The proceeds from the sale/leaseback will be used to reimburse the partners for the construction funding. LTV has a commitment to provide on a junior subordinated basis up to an additional $5 million to Trico Steel.

FINANCIAL INSTRUMENTS

Cash equivalents are investments in highly liquid, low-risk money market funds and commercial paper with maturities of three months or less and are classified as held-to-maturity. The carrying amount of these assets approximates fair value. The Company carries marketable securities at fair value. The estimated fair value of the Company's long-term debt at December 31, 1999 and 1998 would be $15 million and $28 million less, respectively, than the recorded value based on current market interest rates available for financings with similar terms and maturities.

     The Company has entered into futures contracts to reduce its exposure to fluctuations in costs caused by the price volatility of certain metal commodities and natural gas supplies. The Company does not engage in speculation and the results of these hedging transactions become part of the cost of the commodity or supply being hedged. At December 31, 1999 and 1998, the notional value of these contracts totaled $186 million and $233 million, respectively. The contracts extend for periods of up to four years. At December 31, 1999, the fair value of the contracts, which is based on quoted market prices, exceeded the carrying value by approximately $15 million and at December 31, 1998 approximated the carrying value of zero.

     Outstanding letters of credit totaled $91 million and $86 million at December 31, 1999 and 1998, respectively. The letters of credit guarantee performance to third parties of various trade activities and tax benefit transfer agreements. The Company does not believe it is practicable to estimate the fair value of the guarantees and does not believe exposure to loss is likely.

SPECIAL CHARGES

In the second quarter of 1999, a special charge of $37 million was recorded related to the write down of capitalized software development costs upon the suspension of a pilot business systems project being installed at the Hennepin, Illinois plant. LTV also recognized a special charge of $2 million related to a salaried workforce reduction of approximately 100 employees. All amounts were paid in 1999 and there is no remaining balance for this reserve at December 31, 1999.

     In the fourth quarter of 1998, the Company recorded $55 million of special charges for the shutdown of cold roll finishing operations in the No. 2 finishing department at the Cleveland Works, recognition of an asset impairment at an electrogalvanizing joint venture, the shutdown of an electric-weld pipe line and a salaried force reduction. Both shutdowns occurred during the first half of 1999. The charges include $38 million of employee costs covering approximately 460 hourly and salaried employees, $15 million for the impairment of assets at a joint venture and $2 million for other costs. The impairment at a joint venture resulted from a change in the utilization of equipment from an electrogalvanizing to a hot-dipped galvanizing operation. The $15 million charge reflects the Company's portion of the impairment charge recorded by the joint venture which was based on a third party valuation. Of the $55 million special charge, $6 million has been spent, $15 million of asset impairment write-offs have been charged, and $26 million of retirement related costs have been recorded as plan curtailments through December 31, 1999. Approximately one-half of the facilities' employees have been terminated or are receiving severance pay. The balance of this reserve at December 31, 1999 was $8 million and is expected to be used in 2000 for remaining costs.

     In the third quarter of 1997, LTV recorded a special charge of $150 million for the Pittsburgh coke plant shutdown. The special charge included $51 million for facilities write-down, $34 million for employee costs covering approximately 770 hourly and salaried employees and $65 million for demolition, environmental matters and other costs. The plant ceased operations in February 1998. The balance of this reserve was $49 million at December 31, 1998. Through December 31, 1999, spending of $45 million ($29 million in 1998 and $16 million in 1999) and facility write-offs of $51 million have been charged against this reserve and $21 million of retirement related costs have been recorded as plan curtailments. As of December 31, 1999, substantially all employees have been terminated. The balance of this reserve at December 31, 1999 was $33 million and primarily represents estimated costs for environmental remediation and demolition expected to be completed in early 2002.

OTHER FINANCIAL DATA

Net interest and other income included the following (in millions):


                                            1999           1998           1997
                                            ----           ----           ----
         Interest and other income          $ 12           $ 26           $ 45
         Interest expense                    (30)            (3)            (3)
                                            ----           ----           ----
                     Total                  $(18)          $ 23           $ 42
                                            ====           ====           ====


The Company has incurred research and development expense of $13 million in 1999 and $14 million in both 1998 and 1997.


Supplemental cash flow information is presented as follows (in millions):


              Changes in assets and liabilities which
              provided (used) net cash:                       1999            1998               1997
                                                             -----           -------           --------
                          Receivables                        $ (47)          $    96           $    (26)
                          Inventories                          (10)               47                (89)
                          Other assets                         (13)               (6)                34
                          Accounts payable                      (6)              (33)               (19)
                          Other liabilities                     (5)             (103)                (6)
                          Other                                 (2)                8                  5
                                                             -----           -------           --------
                                      Total                  $ (83)          $     9           $   (101)
                                                             =====           =======           ========

Interest payments                                            $  29           $    27           $     11
Income tax payments                                              4                 7                  8
Capitalized interest                                            15                31                 19
Purchases of marketable securities                             142             2,258             10,443
Sales of marketable securities                                 352             2,408             10,650

SEGMENT REPORTING

LTV operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products. Sales are made primarily to the domestic transportation, appliance, container and electrical equipment markets. Metal Fabrication includes the fourth quarter acquisitions of Copperweld and Welded Tube. The product line of this segment includes pipe, conduit, mechanical and structural tubular products for use in transportation, agriculture, oil and gas, and construction industries. The segment also produces bimetallic wire for the telecommunications and utilities industries and engineers and manufactures pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of steel-related joint ventures, primarily Trico Steel and CAL, which are accounted for using the equity method, and corporate investments and related income and expenses.

     LTV's reportable segments are strategic business units grouped by similar products, technologies and manufacturing processes. Segments are managed separately because each serves a different market and group of customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment performance is measured on profit or loss before special items, income taxes and interest. Integrated Steel accounts for intersegment sales at current market prices as if transactions had taken place with third parties.

     The Company's sales to the transportation market approximated 30% of sales in each of the last three years. The Company also sells to the steel service center and converter markets that, in turn, sell to the transportation and other industries. Management does not believe significant credit risk exists at December 31, 1999. Sales for the years 1999, 1998 and 1997 to the Company's largest customer, General Motors Corporation, represented approximately 10%, 9% and 11%, respectively, of total sales.


                                                                  YEAR ENDED DECEMBER 31, 1999
                                                  ----------------------------------------------------------
                                                  Integrated           Metal        Corporate
IN MILLIONS                                          Steel          Fabrication      & Other          Total
                                                     -----          -----------      -------          -----
Trade sales                                         $ 3,302            $818          $    --         $ 4,120
Intersegment sales                                       88              --               --              88
Interest and other income                                 3              --                9              12
Results of affiliates' operations                        --               3              (33)            (30)
Segment income (loss) before income taxes,
      interest and special charges                     (161)             52              (61)           (170)
Segment assets                                        4,198             837            2,767           7,802
Capital expenditures                                    269              21               --             290
Depreciation and amortization                           252              22               --             274
Investments in equity affiliates                         94              28              236             358

Assets
      Total assets for reportable segments                                                           $ 7,802
      Intersegment eliminations                                                                       (1,701)
                                                                                                     -------
                         Consolidated total                                                          $ 6,101
                                                                                                     =======


                                                                              Canada &
                                                                               United
Geographic information:                                            U. S.       Kingdom       Total
                                                                  ------         ----       ------
      Revenues                                                    $4,073         $ 47       $4,120
      Long-lived assets                                            4,279          171        4,450

                                                                  YEAR ENDED DECEMBER 31, 1998
                                                  ----------------------------------------------------------
                                                  Integrated           Metal        Corporate
IN MILLIONS                                          Steel          Fabrication      & Other          Total
                                                     -----          -----------      -------          -----
Trade sales                                         $ 3,590            $683          $   --          $ 4,273
Intersegment sales                                       94              --              --               94
Interest and other income                                 3              --              23               26
Results of affiliates' operations                        --               5             (54)             (49)
Segment income (loss) before income taxes,
      interest and special charges                       11              63             (43)              31
Segment assets                                        4,378             466           1,961            6,805
Capital expenditures                                    310              52              --              362
Depreciation and amortization                           247              12              --              259
Investments in equity affiliates                         67              21             226              314

Assets
      Total assets for reportable segments                                                           $ 6,805
      Intersegment eliminations                                                                       (1,481)
                                                                                                     -------
                    Consolidated total                                                               $ 5,324
                                                                                                     =======


                                                                  YEAR ENDED DECEMBER 31, 1997
                                                  ----------------------------------------------------------
                                                  Integrated           Metal        Corporate
IN MILLIONS                                          Steel          Fabrication      & Other          Total
                                                     -----          -----------      -------          -----
Trade sales                                         $ 3,905            $541          $   --          $ 4,446
Intersegment sales                                      101              --              --              101
Interest and other income                                 3              --              42               45
Results of affiliates' operations                        --               4             (45)             (41)
Segment income (loss) before income taxes,
      interest and special charge                       186              51             (18)             219
Segment assets                                        4,590             399           1,958            6,947
Capital expenditures                                    310              16              --              326
Depreciation and amortization                           255               8              --              263
Investments in equity affiliates                         84              21             207              312

Assets
      Total assets for reportable segments                                                           $ 6,947
      Intersegment eliminations                                                                       (1,401)
                                                                                                     -------
                    Consolidated total                                                               $ 5,546
                                                                                                     =======

SUPPLEMENTAL GUARANTOR INFORMATION

All of LTV's existing subsidiaries, including Copperweld and Welded Tube, and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities) fully and unconditionally, jointly and severally guarantee LTV's obligation to pay principal, premium, if any, and interest with respect to the 11.75% Senior Notes due October 2009 and the Secured Facility. Management in 1999 amended the existing 8.2% Senior Notes due September 2007, which were guaranteed solely by LTV Steel Company, Inc., to also receive the same guarantees as described above.

     The following supplemental condensed consolidating financial statements of The LTV Corporation present (in millions): balance sheets as of December 31, 1999 and 1998; statements of operations and cash flows for the years ended December 31, 1999, 1998 and 1997. The LTV Corporation (Parent), the Guarantors and Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.


CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                                      DECEMBER 31, 1999
                                                              ----------------------------------------------------------------------
                                                                                        NON-GUARANTOR
IN MILLIONS                                                   PARENT       GUARANTOR     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              ------       ---------     ------------    ------------   ------------
Cash, cash equivalents and marketable securities              $    9        $   40         $    23         $    --        $   72
Receivables                                                       --           122             416              --           538
Notes receivable/(payable)                                        --            (4)              4              --            --
Inventories                                                       --           162             859              --         1,021
Other current assets                                               1            19              --              --            20
                                                              ------        ------         -------         -------        ------
     Total current assets                                         10           339           1,302              --         1,651
Intercompany, net                                                205           654            (859)             --            --
Goodwill and other intangibles                                    --           310               3              --           313
Investments and other noncurrent assets                        1,251           488              20          (1,254)          505
Property, plant and equipment, net                                --         3,522             110              --         3,632
                                                              ------        ------         -------         -------        ------
         Total assets                                         $1,466        $5,313         $   576         $(1,254)       $6,101
                                                              ======        ======         =======         =======        ======

Total current liabilities                                     $   41        $  852         $    82         $    --        $  975
Long-term debt                                                    --           798             295              --         1,093
Postemployment health care and other insurance benefits           --         1,524              22              --         1,546
Pension benefits                                                  --           560               3              --           563
Other                                                            (64)          466              33              --           435
Shareholders' equity                                           1,489         1,113             141          (1,254)        1,489
                                                              ------        ------         -------         -------        ------
         Total liabilities and shareholders' equity           $1,466        $5,313         $   576         $(1,254)       $6,101
                                                              ======        ======         =======         =======        ======

                                                                                      DECEMBER 31, 1998
                                                              ----------------------------------------------------------------------
                                                                                        NON-GUARANTOR
IN MILLIONS                                                   PARENT       GUARANTOR     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              ------       ---------     ------------    ------------   ------------
Cash, cash equivalents and marketable securities              $  276        $    4          $    31         $    --        $  311
Receivables                                                        3            60              312              --           375
Notes receivable/(payable)                                        --           (40)              40              --            --
Inventories                                                       --            36              818              --           854
Other current assets                                               3            12               --              --            15
                                                              ------        ------          -------         -------        ------
         Total current assets                                    282            72            1,201              --         1,555
Intercompany, net                                                (16)        1,109           (1,093)             --            --
Investments and other noncurrent assets                        1,405           507               13          (1,421)          504
Property, plant and equipment, net                                --         3,256                9              --         3,265
                                                              ------        ------          -------         -------        ------
            Total assets                                      $1,671        $4,944          $   130         $(1,421)       $5,324
                                                              ======        ======          =======         =======        ======

Total current liabilities                                     $   25        $  795          $    19         $    --        $  839
Long-term debt                                                    --           302               --              --           302
Postemployment health care and other insurance benefits           --         1,541               11              --         1,552
Pension benefits                                                  --           564                1              --           565
Other                                                             18           403               17              --           438
Shareholders' equity                                           1,628         1,339               82          (1,421)        1,628
                                                              ------        ------          -------         -------        ------
            Total liabilities and shareholders' equity        $1,671        $4,944          $   130         $(1,421)       $5,324
                                                              ======        ======          =======         =======        ======


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------------------------------------------------
                                                                              NON-GUARANTOR
IN MILLIONS                                         PARENT       GUARANTOR     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    ------       ---------     ------------    ------------   ------------
Net sales                                           $  --         $4,048          $3,697         $(3,625)        $4,120
Costs and expenses:
     Cost of products sold                             --          3,654           3,750          (3,625)         3,779
     Depreciation and amortization                     --            271               3              --            274
     Selling, general and administrative               10            176               3              --            189
     Results of affiliates' operations                206            137              --            (313)            30
     Net interest and other (income) expense           (7)           (26)             51              --             18
     Special charges                                   --             39              --              --             39
                                                    -----         ------          ------         -------         ------
         Total                                        209          4,251           3,807          (3,938)         4,329
                                                    -----         ------          ------         -------         ------
Income (loss) before income taxes                    (209)          (203)           (110)            313           (209)
Income tax provision                                    3             --              --              --              3
                                                    -----         ------          ------         -------         ------
         Net loss                                   $(212)        $ (203)         $ (110)        $   313         $ (212)
                                                    =====         ======          ======         =======         ======

                                                                        YEAR ENDED DECEMBER 31, 1998
                                                    ----------------------------------------------------------------------
                                                                              NON-GUARANTOR
IN MILLIONS                                         PARENT       GUARANTOR     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    ------       ---------     ------------    ------------   ------------
Net sales                                            $ --          $4,242         $3,231        $(3,200)        $ 4,273
Costs and expenses:
      Cost of products sold                            --           3,791          3,182         (3,200)          3,773
      Depreciation and amortization                    --             257              2             --             259
      Selling, general and administrative              12             171              1             --             184
      Results of affiliates' operations                34              43             --            (28)             49
      Net interest and other (income) expense         (22)            (43)            42             --             (23)
      Special charges                                  --              55             --             --              55
                                                     ----          ------         ------        -------         -------
                   Total                               24           4,274          3,227         (3,228)          4,297
                                                     ----          ------         ------        -------         -------
Income (loss) before income taxes                     (24)            (32)             4             28             (24)
Income tax provision                                    3              --             --             --               3
                                                     ----          ------         ------        -------         -------
                   Net income (loss)                 $(27)         $  (32)        $    4        $    28         $   (27)
                                                     ====          ======         ======        =======         =======




                                                                      YEAR ENDED DECEMBER 31, 1997
                                                    ----------------------------------------------------------------------
                                                                              NON-GUARANTOR
IN MILLIONS                                         PARENT       GUARANTOR     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    ------       ---------     ------------    ------------   ------------
Net sales                                            $ --         $4,420          $ 52            $(26)          $4,446
Costs and expenses:
      Cost of products sold                            --          3,781            46             (26)           3,801
      Depreciation and amortization                    --            261             2              --              263
      Selling, general and administrative              11            153            --              --              164
      Results of affiliates' operations               (43)            36            --              48              41
      Net interest and other (income) expense         (37)            (3)           (2)             --              (42)
      Special charge                                   --            150            --              --              150
                                                     ----         ------          ----            ----           ------
                   Total                              (69)         4,378            46              22            4,377
                                                     ----         ------          ----            ----           ------
Income before income taxes                             69             42             6             (48)              69
Income tax provision                                   28             14             4             (18)              28
                                                     ----         ------          ----            ----           ------
Income before items below                              41             28             2             (30)              41
Extraordinary loss                                     (4)            --            --              --               (4)
Cumulative effect of accounting change                 (7)            --            --              --               (7)
                                                     ----         ------          ----            ----           ------
                   Net income                        $ 30         $   28          $  2            $(30)          $   30
                                                     ====         ======          ====            ====           ======

CONDENSED CONSOLIDATING CASH FLOWS STATEMENT

                                                                                YEAR ENDED DECEMBER 31, 1999
                                                              ----------------------------------------------------------------------
                                                                                        NON-GUARANTOR
IN MILLIONS                                                   PARENT       GUARANTOR     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              ------       ---------     ------------    ------------   ------------
Cash provided by (used in) operating activities                $ 454         $(146)        $(290)            $ --         $    18
Investing activities:
     Capital expenditures                                         --          (287)           (3)              --            (290)
     Investments in and advances to steel-related businesses      --           (98)           --               --             (98)
     Net sales of marketable securities                          210            --            --               --             210
     Other                                                      (785)           69           (35)              --            (751)
                                                               -----         -----         -----             ----         -------
         Net cash provided by (used in) investing activities    (575)         (316)          (38)              --            (929)
                                                               -----         -----         -----             ----         -------
Financing activities:
     Borrowings                                                   --           498           920               --           1,418
     Payments on long-term debt                                   --            --          (600)              --            (600)
     Dividends paid and other                                     64            --            --               --              64
                                                               -----         -----         -----             ----         -------
         Net cash provided by (used in) financing activities      64           498           320               --             882
                                                               -----         -----         -----             ----         -------
Net increase (decrease) in cash and cash equivalents             (57)           36            (8)              --             (29)
Cash and cash equivalents at beginning of year                    66             4            31               --             101
                                                               -----         -----         -----             ----         -------
Cash and cash equivalents at end of year                       $   9         $  40         $  23             $ --         $    72
                                                               =====         =====         =====             ====         =======


                                                                                YEAR ENDED DECEMBER 31, 1998
                                                              ----------------------------------------------------------------------
                                                                                        NON-GUARANTOR
                                                              PARENT       GUARANTOR     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              ------       ---------     ------------    ------------   ------------
Cash provided by (used in) operating activities               $(178)         $ 489           $ (1)            $ --          $ 310
Investing activities:
     Capital expenditures                                        --           (361)            (1)              --           (362)
     Investments in and advances to steel-related businesses     --            (80)            --               --            (80)
     Net sales of marketable securities                         150             --             --               --            150
     Other                                                       --             (2)            (3)              --             (5)
                                                              -----          -----           ----             ----          -----
         Net cash provided by (used in) investing activities    150           (443)            (4)              --           (297)
                                                              -----          -----           ----             ----          -----
Financing activities:
     Borrowings                                                  --              4             --               --              4
     Payments on long-term debt                                  --            (62)            --               --            (62)
     Dividends paid and other                                   (14)            --             --               --            (14)
                                                              -----          -----           ----             ----          -----
         Net cash provided by (used in) financing activities    (14)           (58)            --               --            (72)
                                                              -----          -----           ----             ----          -----
Net increase (decrease) in cash and cash equivalents            (42)           (12)            (5)              --            (59)
Cash and cash equivalents at beginning of year                  108             16             36               --            160
                                                              -----          -----           ----             ----          -----
Cash and cash equivalents at end of year                      $  66          $   4           $ 31             $ --          $ 101
                                                              =====          =====           ====             ====          =====

                                                                                YEAR ENDED DECEMBER 31, 1997
                                                              ----------------------------------------------------------------------
                                                                                        NON-GUARANTOR
IN MILLIONS                                                   PARENT       GUARANTOR     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              ------       ---------     ------------    ------------   ------------
Cash provided by (used in) operating activities                $ 110         $ 222          $  4             $ --          $ 336
Investing activities:
     Capital expenditures                                         --          (325)           (1)              --            (326)
     VP Buildings acquisition                                   (188)           --            --               --            (188)
     Investments in and advances to steel-related businesses      --          (101)           --               --            (101)
     Net sales of marketable securities                          207            --            --               --             207
     Other                                                        --            25            (1)              --              24
                                                               -----         -----          ----             ----           -----
         Net cash provided by (used in) investing activities      19          (401)           (2)              --            (384)
                                                               -----         -----          ----             ----           -----
Financing activities:
     Borrowings                                                   --           290            --               --             290
     Payments on long-term debt                                   --          (106)           --               --            (106)
     Repurchases of common stock                                 (68)           --            --               --             (68)
     Dividends paid and other                                    (15)           --            --               --             (15)
                                                               -----         -----          ----             ----           -----
         Net cash provided by (used in) financing activities     (83)          184            --               --             101
                                                               -----         -----          ----             ----           -----
Net increase (decrease) in cash and cash equivalents              46             5             2               --              53
Cash and cash equivalents at beginning of year                    62            11            34               --             107
                                                               -----         -----          ----             ----           -----
Cash and cash equivalents at end of year                       $ 108         $  16          $ 36             $ --           $ 160
                                                               =====         =====          ====             ====           =====

                              REPORT OF MANAGEMENT

The management of The LTV Corporation is responsible for the preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States and appropriate in the circumstances. Management is also responsible for the determination of estimates and judgments used in the financial statements and the preparation of other financial information included in this annual report to shareholders. The financial statements have been audited by Ernst & Young LLP, independent auditors.

     The management of the Company is responsible for and maintains an accounting system and related internal controls that it believes are sufficient to provide reasonable assurance that assets are safeguarded against unauthorized acquisition, use or disposition, that transactions are executed and recorded in accordance with management's authorization and that the financial records are reliable for preparing financial statements. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgments. The system is tested and evaluated regularly by the Company's internal auditors as well as by the independent auditors in connection with their annual audit. Management responds to all significant recommendations of the internal and independent auditors and makes changes to the systems when appropriate.

     The Board of Directors has an Audit Committee of Directors who are not members of management. The Committee meets with management, the internal auditors and the independent auditors in connection with its review of matters relating to the Company's annual financial statements; the Company's internal audit program; the Company's system of internal accounting controls; and the services of the independent auditors. The Committee also periodically meets with internal auditors as well as the independent auditors, without management present, to discuss appropriate matters. In addition, the internal auditors and the independent auditors have full and free access to meet with the Committee, with or without management representatives present, to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

J. Peter Kelly                                           George T. Henning
Chairman of the Board, President                         Vice President and
and Chief Executive Officer                              Chief Financial Officer

February 25, 2000

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
THE LTV CORPORATION


We have audited the accompanying consolidated balance sheet of The LTV Corporation (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The LTV Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in the "Summary of Significant Accounting Policies" note to the financial statements, in 1997, the Company changed its method of accounting for start-up costs.



Cleveland, Ohio                                        Ernst & Young LLP
January 27, 2000

FIVE-YEAR FINANCIAL SUMMARY
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                      1999             1998             1997             1996            1995
                                                     -------          -------          -------          -------         -------
Summary of Operations for the Year
     Sales                                           $ 4,120          $ 4,273          $ 4,446          $ 4,135         $ 4,283
     Income (loss) before income taxes                  (209)             (24)              69              173             311
     Income tax provision:
         Taxes payable                                     3                3               10               --               2
         Taxes not payable in cash                        --               --               18               64             115
                                                     -------          -------          -------          -------         -------
                     Total                                 3                3               28               64             117
                                                     -------          -------          -------          -------         -------

     Income (loss) from continuing operations           (212)             (27)              41              109             194
     Discontinued operations                              --               --               --               --              (9)
     Extraordinary charge                                 --               --               (4)              --              --
     Cumulative effect of a change in
         accounting for start-up costs                    --               --               (7)              --              --
                                                     -------          -------          -------          -------         -------
     Net income (loss)                               $  (212)         $   (27)         $    30          $   109         $   185
                                                     =======          =======          =======          =======         =======
     Earnings (loss) per share (diluted)
         Continuing operations                       $ (2.15)         $ (0.29)         $  0.37          $  1.01         $  1.76
         Net income (loss)                             (2.15)           (0.29)            0.27             1.01            1.68
     Dividends paid per common share                 $  0.12          $  0.12          $  0.12          $  0.09         $    --
     Special charges included in income (loss)
         from continuing operations                  $    39          $    55          $   150          $    --         $    --

Financial Position at Year End
     Working capital                                 $   676          $   716          $   966          $   989         $ 1,024
     Total assets                                      6,101            5,324            5,546            5,410           5,380
     Property, net                                     3,632            3,265            3,161            3,117           3,140
     Long-term debt                                    1,093              302              355              153             150
     Other noncurrent obligations                      2,544            2,555            2,577            2,648           3,008
     Shareholders' equity                              1,489            1,628            1,676            1,710           1,375

Other Financial Information
     Property additions                              $   290          $   362          $   326          $   243         $   205
     Depreciation and amortization                       274              259              263              266             252

Other Operating Data
     Raw steel production
         (millions of tons)                              8.4              8.2              8.9              8.8             8.5
     Steel product shipments
         (millions of tons)                              7.8              7.7              8.2              8.1             8.0
     Operating rate                                       97%              95%             106%             105%            102%
     Employees                                        17,900           14,800           15,500           14,000          14,400

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly financial information (in millions, except per share data):

                                                        FIRST               SECOND              THIRD               FOURTH
                                                       QUARTER             QUARTER             QUARTER             QUARTER
                                                       -------             -------             -------             -------
Net sales
                     1999                               $  988              $1,014              $  983              $1,135
                     1998                                1,127               1,093               1,064                 989
Gross margin
                     1999                                   93                 105                  65                  78
                     1998                                  142                 116                 137                 105
Income (loss) from operations
                     1999                                  (27)                (56)                (56)                (70)
                     1998                                   32                   6                  15                 (77)
Net income (loss)
                     1999                                  (29)                (58)                (58)                (67)
                     1998                                   19                   4                  11                 (61)
Market price per share
              1999 -      High                          $ 8.00              $ 8.00              $ 7.44              $ 5.50
                          Low                             5.00                5.31                5.13                3.06
              1998 -      High                          $14.56              $13.50              $10.44              $ 6.94
                          Low                             9.50                9.38                5.25                5.00
Market price per Series A Warrant (1)
              1999 -      High                          $   --              $   --              $   --              $   --
                          Low                               --                  --                  --                  --
              1998 -      High                          $ 0.28              $ 0.14              $   --              $   --
                          Low                             0.03                0.02                  --                  --
Basic and diluted earnings (loss) per share
                     1999                               $(0.30)             $(0.58)             $(0.58)             $(0.69)
                     1998                                 0.19                0.03                0.11               (0.62)

Dividends paid per common share
                     1999                               $ 0.03              $ 0.03              $ 0.03              $ 0.03
                     1998                                 0.03                0.03                0.03                0.03


(1) Series A Warrants expired at June 28, 1998.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                           ------------------------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                               1999             1998
                                                           -------------    -------------
                                                               (DOLLARS IN MILLIONS)
SALES....................................................     $ 554.7          $ 552.6
COSTS AND EXPENSES:
  Costs of sales.........................................       490.1            479.1
  Selling and administrative.............................        30.2             28.6
  Interest expense.......................................         7.5              7.2
  Other income...........................................        (0.9)            (0.7)
                                                              -------          -------
          Total costs and expenses.......................       526.9            514.2

INCOME BEFORE PROVISION FOR INCOME TAXES.................        27.8             38.4
  Provision for income taxes.............................        10.4             14.7
                                                              -------          -------

NET INCOME...............................................     $  17.4          $  23.7
                                                              =======          =======

See notes to combined financial statements.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                                  SEPTEMBER 30,
                                                                      1999
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents.................................         $   8.0
  Accounts receivable, less allowance for doubtful accounts
     of $2.0................................................            94.0
  Inventories:
     Raw materials..........................................            51.5
     Work-in-process and finished goods.....................            43.3
     Supplies...............................................            19.7
     LIFO reserve...........................................           (10.3)
                                                                     -------
       Net inventories......................................           104.2
  Other current assets......................................             0.9
                                                                     -------
     Total current assets...................................           207.1

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements................................            13.0
  Buildings and building equipment..........................            85.0
  Machinery and equipment...................................           350.8
  Construction in progress..................................            54.4
                                                                     -------
                                                                       503.2
  Accumulated depreciation..................................          (207.4)
                                                                     -------
     Net property, plant and equipment......................           295.8

OTHER ASSETS, net of amortization of $4.9...................            36.5
                                                                     -------
                                                                     $ 539.4
                                                                     =======

See notes to combined financial statements.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                                  SEPTEMBER 30,
                                                                      1999
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
LIABILITIES AND STOCKHOLDER'S EQUITY:
CURRENT LIABILITIES:
  Accounts payable..........................................         $  71.3
  Line of credit and current maturities of long-term debt...             4.0
  Salaries, wages and vacation pay..........................             6.6
  Income and other taxes....................................             7.9
  Other.....................................................             7.1
                                                                     -------
     Total current liabilities..............................            96.9
                                                                     -------
LONG-TERM DEBT..............................................           150.2

OTHER LIABILITIES:
  Postemployment benefit obligations........................            40.9
  Deferred income taxes.....................................            26.6
  Other.....................................................            11.6
                                                                     -------
     Total other liabilities................................            79.1

STOCKHOLDER'S EQUITY:
  Common Stock, $.83-1/3 par value, 6,000,000 shares
     authorized; 5,757,216 issued and outstanding...........             4.8
  Copperweld Canada Inc., no par value, unlimited shares
     authorized; 44,000 issued and outstanding..............              --
  Additional paid-in capital................................            94.8
  Retained earnings.........................................           116.3
Accumulated other comprehensive loss........................            (2.7)
                                                                     -------
     Total stockholder's equity.............................           213.2
                                                                     -------
                                                                     $ 539.4
                                                                     =======

See notes to combined financial statements.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                   ----------------------------------------
                                                   SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                   ------------------    ------------------
                                                            (DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................       $   17.4              $   23.7
  Adjustment to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...............           22.8                  18.1
  Changes in assets and liabilities:
     Accounts receivable.........................          (15.2)                 (5.0)
     Inventory...................................           21.8                   1.4
     Accounts payable............................            5.6                   8.4
     Other.......................................           (8.1)                 36.4
                                                        --------              --------
       Cash provided by operating activities.....           44.3                  82.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions..........................           (0.4)                 (4.5)
  Additions to property, plant and equipment.....          (30.7)                (52.2)
  Other..........................................            0.1                   0.1
                                                        --------              --------
     Cash used by investing activities...........          (31.0)                (56.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of cash dividends......................           (5.4)                 (7.7)
  Payment of indebtedness........................         (207.0)                (97.0)
  Proceeds from borrowings.......................          193.8                  73.9
  Other..........................................            0.5                  (0.3)
                                                        --------              --------
     Cash provided (used) by financing
       activities................................          (18.1)                (31.1)
                                                        --------              --------

     Decrease in cash and cash equivalents.......           (4.8)                 (4.8)
  CASH AND CASH EQUIVALENTS, BEGINNING OF
     PERIOD......................................           12.8                   7.1
                                                        --------              --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD.......       $    8.0              $    2.3
                                                        ========              ========

See notes to combined financial statements.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1.

     The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the combined financial statements and the notes thereto for the year ended December 31, 1998 herein.

NOTE 2.

     On November 10, 1999, Imetal, SA sold all of the stock of Copperweld Corporation and Copperweld Canada, (the Companies) for $650 million in cash subject to final adjustments based upon the closing of the acquisition. The potential purchase adjustment is based on the amount of the stockholder's equity at November 9, 1999. The Companies' accompanying financial statements have not been adjusted for this proposed transaction with LTV.

NOTE 3.  SEGMENT REPORTING

     The Companies operate in two reportable segments consisting of Tubing and Bimetallics. Tubing manufactures and sells a diversified line of steel tubing products used in the automotive, agricultural and industrial equipment, fluid power, construction, recreation and office furniture markets. Bimetallics manufactures and sells copper-clad aluminum and copper-clad steel wire, rod and strand used in the telecommunications (primarily cable television and telephone) and utility industries.

     Copperweld's reportable segments are strategic business units grouped by similar products, technologies and manufacturing processes. Segments are managed separately because each serves a different market and group of customers. Segment performance is measured on pretax profit of loss from operations (dollars in millions).

                                                                   1999
                                                    -----------------------------------
                                                     TUBING     BIMETALLICS     TOTAL
                                                    --------    -----------    --------
For the nine months ended September 30:
  Trade sales.....................................  $  473.6     $   81.1      $  554.7
  Segment income before taxes.....................      16.3         11.5          27.8

                                                                   1998
                                                    -----------------------------------
                                                     TUBING     BIMETALLICS     TOTAL
                                                    --------    -----------    --------
Trade sales.......................................  $  484.9     $   67.7      $  552.6
  Segment income before taxes.....................      29.3          9.1          38.4

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                             GEOGRAPHIC INFORMATION

                                                         1999                  1998
                                                     NINE MONTHS           NINE MONTHS
                                                  ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                                       REVENUE               REVENUE
                                                  ------------------    ------------------
United States...................................       $  306.7              $  348.7
Canada..........................................          248.0                 203.9
                                                       --------              --------
                                                       $  554.7              $  552.6
                                                       ========              ========

NOTE 4.  CONTINGENCY

     There has been no significant change in status of the Companies' contingencies described in the footnotes to the 1998 annual Financial Statement as of September 30, 1999.

NOTE 5.  COMPREHENSIVE INCOME/LOSS

     At September 30, 1999, accumulated other comprehensive loss included in the balance sheet amounted to $2.7 million with no material changes since December 31, 1998. The accumulated other comprehensive loss at September 30, 1998 was $4.5 million, with no material changes since December 31, 1997. Comprehensive income was $19.2 million and $21.1 million for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 6.  EARNINGS PER SHARE

     Basic and diluted earnings per share for the nine months ended September 30, 1999 and 1998, were not presented because the information would not be meaningful to the users of the Combined Financial Statements due to the nature of the capital structure of the Companies.

NOTE 7.  LINE OF CREDIT

     During 1996, and amended in 1999, the Corporation entered into an uncommitted, unsecured revolving credit agreement with a bank that provides for demand loans, term loans or letters of credit of up to $10,000,000. Demand loans bear interest at the bank's prime rate and may be repaid at the option of the Corporation or upon demand of the bank. Term loans bear interest at the bank's cost of funds rate plus a margin, and can have maturities ranging from overnight to 90 days. As of September 30, 1999, there was $4,000,000 of term loans outstanding, at an average interest rate of 6.5%.

NOTE 8.  LONG-TERM DEBT.

INTERCOMPANY CREDIT AND INVESTMENT AGREEMENT

     During 1999, the Corporation entered into a credit agreement with IMETAL that provided for loans in the U.S. of up to the equivalent of 100 million Euros, in U.S. dollars, and for loans in Canada of up to the equivalent of 75 million Euros, in Canadian dollars. Loans under the agreement may be repaid and re-borrowed subject to the commitment

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

available. The maturity of the loans is limited to periods which are multiples of one month, and carry interest rates that equal the base rate of loans made by IMETAL under its Facility Agreement plus 1.30%. As of September 30, 1999 there were $150.2 million in loans outstanding under this agreement. The average interest rate on the loans outstanding as of September 30, 1999 was 6.68% for loans in the U.S., and 6.075% for loans in Canada.

NOTE 9.  TRANSACTIONS WITH AFFILIATES

     The Companies were charged insignificant amounts of management fees from their parent, representing legal, accounting and other administrative services performed on behalf of the Companies.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Boards of Directors and Shareholder
     of Copperweld Corporation and Copperweld Canada Inc.

     We have audited the accompanying balance sheets as of December 31, 1998 and 1997, of the companies listed in Note 1 and the related statements of income, shareholders equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the companies' managements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position at December 31, 1998 and 1997, of the companies listed in Note 1, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                              Ernst & Young LLP

Pittsburgh, Pennsylvania
January 30, 1999, except for
Note 5 as to which the date is
May 31, 1999

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                         COMBINED STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                     1998        1997        1996
                                                   --------    --------    --------
                                                        (DOLLARS IN MILLIONS)
SALES............................................  $  711.0    $  662.7    $  427.8
                                                   --------    --------    --------
COSTS AND EXPENSES:
  Cost of sales..................................     617.7       566.9       365.9
  Selling and administrative.....................      36.7        38.1        28.7
  Interest expense...............................       8.0         8.0         4.5
  Other income...................................      (1.3)       (0.8)       (0.5)
                                                   --------    --------    --------
          Total costs and expenses...............     661.1       612.2       398.6
                                                   --------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES.........      49.9        50.5        29.2
  Provision for income taxes.....................      19.1        18.6         9.4
                                                   --------    --------    --------
NET INCOME.......................................  $   30.8    $   31.9    $   19.8
                                                   ========    ========    ========

See notes to combined financial statements

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                            COMBINED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS:
CURRENT ASSETS
  Cash and cash equivalents.................................  $   12.8     $    7.1
                                                              --------     --------
  Accounts receivable, less allowance for doubtful accounts
     of $2.5 in 1998, and $2.0 in 1997......................      78.1         91.1

  Inventories:
     Raw materials..........................................      70.8         55.8
     Work-in-process and finished goods.....................      47.8         58.8
     Supplies...............................................      19.2         17.6
     LIFO reserve...........................................     (13.7)       (18.5)
                                                              --------     --------
       Net inventories......................................     124.1        113.7

  Other current assets......................................       2.6          4.5
                                                              --------     --------
     Total current assets...................................     217.6        216.4
                                                              --------     --------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements................................      12.9          9.2
  Buildings and building equipment..........................      84.1         63.0
  Machinery and equipment...................................     344.0        302.2
  Construction in progress..................................      29.0         22.3
                                                              --------     --------
                                                                 470.0        396.7
  Accumulated depreciation..................................    (187.7)      (168.1)
                                                              --------     --------
     Net property, plant and equipment......................     282.3        228.6

OTHER ASSETS, net of accumulated amortization of $4.0 in
  1998 and $3.4 in 1997.....................................      31.2         27.2
                                                              --------     --------
                                                              $  531.1     $  472.2
                                                              ========     ========

See notes to combined financial statements

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                            COMBINED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
LIABILITIES AND STOCKHOLDER'S EQUITY:
CURRENT LIABILITIES:
  Accounts payable..........................................  $   65.5     $   62.5
  Line of credit and current maturities of long-term debt...       9.2          4.0
  Salaries, wages and vacation pay..........................       7.6         12.9
  Income and other taxes....................................       5.7          7.0
  Other.....................................................      12.4         10.8
                                                              --------     --------
     Total current liabilities..............................     100.4         97.2

LONG-TERM DEBT..............................................     154.5        160.6

OTHER LIABILITIES:
  Pension benefits..........................................        --          1.4
  Postemployment benefit obligations........................      39.9         41.7
  Deferred income taxes.....................................      25.1         22.9
  Other.....................................................      11.8         12.5
                                                              --------     --------
     Total other liabilities................................      76.8         78.5

STOCKHOLDER'S EQUITY:
  Common stock:
     Copperweld Corporation, $.83 1/3 par value, 6,000,000
       shares authorized; 5,757,216 issued and
       outstanding..........................................       4.8          4.8
     Copperweld Canada Inc., no par value, unlimited shares
       authorized; 44,000 issued and outstanding............        --           --
  Additional paid-in capital................................      94.8         51.8
  Retained earnings.........................................     104.3         81.2
  Accumulated other comprehensive loss:.....................      (4.5)        (1.9)
                                                              --------     --------
     Total stockholders equity..............................     199.4        135.9
                                                              --------     --------
                                                              $  531.1     $  472.2
                                                              ========     ========

See notes to combined financial statements

                COPPERWELD CORPORATION AND COPPERWELD CANADA INC

             COMBINED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                  -------------------------------------------------------
                                                                    ACCUMULATED
                                           ADDITIONAL                  OTHER
                                  COMMON    PAID-IN     RETAINED   COMPREHENSIVE
                                  STOCK     CAPITAL     EARNINGS   INCOME/(LOSS)   TOTALS
                                  ------   ----------   --------   -------------   ------
                                                   (DOLLARS IN MILLIONS)
BALANCE AT DECEMBER 31, 1995....  $ 4.8      $ 26.8      $ 54.3       $ (3.7)      $ 82.2
  Net income....................     --          --        19.8           --         19.8
  Minimum pension liability net
     of tax (liability of
     $.3).......................     --          --          --          0.3          0.3
                                                                                   ------
     Comprehensive Income.......                                                     20.1
                                                                                   ------
  Dividends declared............     --          --       (11.2)          --        (11.2)
                                  ------     ------      ------       ------       ------

BALANCE AT DECEMBER 31, 1996....  $ 4.8      $ 26.8      $ 62.9       $ (3.4)      $ 91.1
  Net income....................     --          --        31.9           --         31.9
  Cumulative translation
     adjustment.................     --          --          --         (0.9)        (0.9)
  Minimum pension liability net
     of tax liability of $1.6...     --          --          --          2.4          2.4
                                                                                   ------
     Comprehensive Income.......                                                     33.4
                                                                                   ------
  Dividends declared............     --          --       (13.6)          --        (13.6)
  Capital contribution by
     parent.....................     --        25.0          --           --         25.0
                                  ------     ------      ------       ------       ------

BALANCE AT DECEMBER 31, 1997....  $ 4.8      $ 51.8      $ 81.2       $ (1.9)      $135.9
  Net income....................     --          --        30.8           --         30.8
  Cumulative translation
     adjustment.................     --          --          --         (2.6)        (2.6)
                                                                                   ------
     Comprehensive Income.......                                                     28.2
                                                                                   ------
  Dividends declared............     --          --        (7.7)          --         (7.7)
  Sale of subsidiary stock to
     parent net of tax liability
     of $1.0....................     --        43.0          --           --         43.0
                                  ------     ------      ------       ------       ------

BALANCE AT DECEMBER 31, 1998....  $ 4.8      $ 94.8      $104.3       $ (4.5)      $199.4
                                  ======     ======      ======       ======       ======

See notes to combined financial statements

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                     1998        1997        1996
                                                   --------    --------    --------
                                                        (DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................  $   30.8    $   31.9    $   19.8
  Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization...............      22.9        19.8        12.8
     Provisions for contingent liabilities and
       asset write-downs.........................        --          --         4.9
     Deferred income taxes.......................       0.6         1.4        (1.0)
  Changes in assets and liabilities:
     Accounts receivable.........................      11.3         2.0        (2.6)
     Inventory...................................     (12.9)       (6.8)      (12.8)
     Accounts payable............................      (1.8)       (4.8)        8.9
     Other.......................................       3.1        (9.1)       (1.2)
                                                   --------    --------    --------
       Cash provided by operating activities.....      54.0        34.4        28.8

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.....     (83.2)      (30.8)      (10.2)
  Business acquisitions..........................      (4.6)      (98.3)         --
  Proceeds from sale of energy business and
     other.......................................       0.1         0.5         2.6
                                                   --------    --------    --------
       Cash used by investing activities.........     (87.7)     (128.6)       (7.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of cash dividends......................      (7.7)      (13.6)      (11.2)
  Payment of indebtedness........................    (117.4)      (95.1)      (30.4)
  Proceeds from borrowings.......................     122.2       155.7        17.0
  Sale of subsidiary stock to parent, net of
     tax.........................................      43.0          --          --
  Additional investment -- parent................        --        25.0          --
  Subordinated loan -- parent....................        --        28.0          --
  Other..........................................      (0.7)        0.5
                                                   --------    --------    --------
       Cash provided (used) by financing
          activities.............................      39.4       100.5       (24.6)
                                                   --------    --------    --------

       Increase in cash and cash equivalents.....       5.7         6.3        (3.4)
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...       7.1         0.8         4.2
                                                   --------    --------    --------
  CASH AND CASH EQUIVALENTS, END OF YEAR.........  $   12.8    $    7.1    $    0.8
                                                   ========    ========    ========

See notes to combined financial statements

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
NOTE 1.  ACCOUNTING POLICIES

ORGANIZATION

     The financial statements of Copperweld Corporation (the "Corporation") and Copperweld Canada Inc. ("Copperweld Canada"), (the "Companies") include the accounts of the Companies and subsidiaries after elimination of intercompany transactions. Sales are predominantly derived from the manufacture of mechanical and structural steel tubing in the United States and Canada, with additional sales coming from the manufacture of bimetallic wire in the United States and United Kingdom. The principal markets for tubing products are the service center, automotive, agricultural, construction and industrial equipment markets, primarily in the United States and Canada. The bimetallic wire products are sold to domestic wire fabricators serving the cable television and telephone markets, and to a lesser degree European and other foreign-based wire fabricators. The Companies perform credit evaluations of their customers' financial condition and generally do not require collateral.

     The Companies are wholly-owned subsidiaries of Imetal, SA (Imetal), a French holding company.

     The combined financial position and combined results of operation are presented in U.S. dollars in accordance with generally accepted accounting principles governed by U.S. accounting rules.

     Effective August 31, 1998, the Corporation sold 100% of the capital stock of Copperweld Canada, which was acquired on April 25, 1997, to Imetal (Note 2), the Corporation's parent company. The financial statements for 1998 are presented as "combined" financial statements, since both entities are under common control of Imetal. The effect of this combined presentation on the 1997 financial statements was not significant.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

     The Companies' policy is to treat investments with maturities at acquisition of three months or less as cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost or market (net realizable value). Tubing products and copper inventories of U.S. operations are valued on the last-in, first-out (LIFO) cost method. Tubing products and bimetallic wire inventories of Canadian and

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

United Kingdom operations (Note 2) are valued on a first-in, first-out (FIFO) basis. Other inventories are valued at average cost, or standard cost which approximates average cost.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is calculated on the straight-line method based upon estimated useful lives of five to forty years for land improvements, three to forty years for buildings and building equipment and three to thirty years for machinery and equipment.

INTANGIBLES AND OTHER ASSETS

     The long-term other asset balance amounted to $31.2 million in 1998, and $27.2 million in 1997. Of these balances, Goodwill represents $19.2 million and $16.2 million net of accumulated amortization of $1.5 million and $.6 million for fiscal years 1998 and 1997 respectively. Goodwill, representing the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired businesses, is stated at cost and amortized to expense on a straight line basis over a period of 20 years. On an ongoing basis, when there are indicators of impairment such as recurring losses, the Companies evaluate the carrying value of intangibles resulting from business acquisitions. There has been no impairment for the years ended December 31, 1998, 1997 and 1996.

REVENUE RECOGNITION

     Product sales are recorded at the time of shipment.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of Copperweld Canada and the Corporation's United Kingdom operation, Sayton Fine Wire Division are translated into U.S. dollars at current exchange rates (the functional currencies are the Canadian dollar and the pound sterling, respectively). Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. These translation adjustments are accumulated in a separate component of stockholder's equity and included in other comprehensive loss.

     Foreign currency transaction gains and losses are included in determining net income for the year in which the exchange rate changes.

CHANGE IN ACCOUNTING

     During 1998, SOP 98-1, Capitalization of Internal Use Software, was early adopted. The effect of this accounting change was to increase pretax income by approximately $1.1 million.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative instruments and Hedging Activities" which requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Changes in the fair value of derivatives will be recognized in net income unless specific hedge accounting criteria are met. The Companies intend to adopt this statement in 2000 and it is not expected to have a material impact on the Companies' financial statements.

COMPREHENSIVE INCOME

     During 1998, the Corporation adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. This standard changes the manner in which the elements of comprehensive income (minimum pension liability and foreign currency translations) are displayed in the financial statements. The 1997 and 1996 amounts have been restated to comply with this standard.

NOTE 2.  ACQUISITIONS AND DIVESTITURE

     On April 25, 1997, the Corporation acquired Ferrum Inc., subsequently renamed Copperweld Canada Inc., a tubing manufacturing operation located in Canada, and The Tube and Steel Company of America (TASCOA), a related United States distribution company. This acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of the acquired company are included in the combined financial statements from the date of the acquisition. Total consideration amounted to $98.4 million in cash and liabilities assumed. Assets and liabilities acquired were adjusted to estimated fair market value. The excess of the purchase price of $16.3 million is primarily classified as goodwill and is being amortized over 20 years.

     A portion of the acquisition cost was financed through a $25.0 million capital contribution and a $27.8 million convertible unsecured note from Imetal.

     The following unaudited pro forma financial information reflects the acquisitions as if they had occurred on January 1, 1996 (dollars in millions).

                             YEAR ENDED DECEMBER 31
                             ----------------------
                               1997         1996
                             ---------    ---------
Sales and revenues.........  $  764.8     $  719.1
Net income.................      34.7         22.7

     The above amounts are based upon certain assumptions and estimates which the Companies believe are reasonable. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the date and on the basis assumed above.

     Effective August 31, 1998, Imetal acquired 100% of the capital stock of Copperweld Canada for $44.0 million from the Corporation. Since both entities are under common control, no gain was recognized for financial statement purposes. Instead, the proceeds

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

received of ($44 million), net of income taxes $1.0 million were treated as a contribution of capital. Cash proceeds from the sale were utilized to pay down debt incurred during the original acquisition of Copperweld Canada by the Corporation. Although no longer the legal owner, the Corporation retains management responsibility for Copperweld Canada.

     On March 31, 1998, the Corporation purchased the assets of PVH Copperply, in the United Kingdom, for $1.2 million. This acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of the acquired company are included in the combined financial statements from the date of the acquisition. Substantially all of the purchase was allocated to goodwill ($1.0 million) and is being amortized over 20 years.

     On July 1, 1998, the Corporation purchased 90% of the capital stock of Sayton Fine Wires Limited, located in Telford, England, for $3.3 million. The 90% net assets interest, at the time of purchase was valued at $.7 million. This acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of the acquired company are included in the combined financial statements from the date of the acquisition. Goodwill in the amount of $2.9 million, resulting from the acquisition, is being amortized over 20 years.

NOTE 3.  INVENTORIES

     Inventories at December 31, 1998 and 1997, valued on the basis set forth in
Note 1, were as follows (dollars in millions):

                                                   1998        1997
                                                 --------    --------
LIFO method....................................  $   52.2    $   59.3
FIFO and average cost method...................      71.9        54.4
                                                 --------    --------
  Net inventories..............................  $  124.1    $  113.7
                                                 ========    ========

NOTE 4.  LINE OF CREDIT

     During 1996, the Corporation entered into an uncommitted, unsecured revolving credit agreement with a bank that provides for demand loans, term loans or letters of credit of up to $10 million. Demand loans bear interest at the bank's prime rate and may be repaid at the option of the Corporation or upon demand of the bank. Term loans bear interest at the bank's cost of funds rate plus .25%, and can have maturities ranging from overnight to 90 days. As of December 31, 1998 and 1997, there were $6.0 million and $4.0 million, respectively, of term loans outstanding.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

NOTE 5.  LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997, excluding the line of credit and current maturities, is summarized by type of borrowing as follows (dollars in millions):

                                                   1998        1997
                                                 --------    --------
Bank Debt Agreement, variable interest rates,
payable 1999 through 2002......................  $  128.4    $  132.5
Convertible unsecured subordinated
  note-parent..................................      26.1        28.1
                                                 --------    --------
Long-term debt.................................  $  154.5    $  160.6
                                                 ========    ========

PAYMENTS

     The annual maturities through the year 2007 on long-term debt outstanding, including debt classified as current maturities, at December 31, 1998, are as follows: 1999 -- $9.2 million; 2002 -- $128.4 million; 2007 -- $26.1 million.

BANK DEBT AGREEMENT

     On April 25, 1997, in connection with the acquisition of Copperweld Canada and the related U.S. distribution company, the Companies entered into the Agreement with a group of banks which provides for loans up to a maximum of $180.0 million through May 27, 2002. The Agreement provides for a Tranche A facility and a Tranche B facility.

     The Tranche A facility provides for loans of up to $100.0 million, with a $5.0 million reduction on May 27, 1999, a $5.0 million reduction on May 27, 2000, a $10.0 million reduction on May 27, 2001, and a withdrawal of the commitment on May 27, 2002. Loans under this facility may be repaid and re-borrowed subject to the commitment available. As of December 31, 1998, there were $49.2 million of Tranche A loans outstanding. Under the Tranche A facility, the Companies may select from various published interest rate indices as defined by the Agreement, to which a premium of between .45% and .70% is added based upon the attainment of certain financial ratios. At December 31, 1998, the average interest rate on outstanding borrowings, including the premium and reduced by the effect of certain interest exchange agreements, was 5.98%.

     The Tranche B facility provides for loans of up to $80.0 million which are subject to renewal by the banks no later than sixteen months prior to the Tranche B maturity date then in effect, and a final maturity on May 27, 2002. Loans under this facility may be repaid and re-borrowed subject to the commitment available. As of December 31, 1998, there were $79.2 million of Tranche B loans outstanding. Under the Tranche B facility, the Companies may select from various published interest rate indices as defined by the Agreement, to which a premium of between .30% and .55% is added based upon the attainment of certain financial ratios. At December 31, 1998, the average interest rate on outstanding borrowings, including the premium and reduced by the effect of certain interest exchange agreements, was 6.04%.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

     The Companies are required to pay commitment fees of .20% per annum on the unused portion of the Tranche A facility, and .15% per annum on the unused portion of the Tranche B facility.

     The Agreement is not secured by any of the assets of the Companies, but does prohibit the Companies from pledging their assets to any third party. The Agreement contains restrictive financial covenants including the maintenance of fixed charge coverage, minimum net worth and debt-to-net worth ratios.

     On January 10, 1999, the Corporation became an Additional Borrower in a Facility Agreement between Imetal, S.A., Scentcount Limited, Societe Generale (Paris) and Societe Generale, London Branch. This Facility was used to refinance existing debt of Tranche A and B. The Facility provides for four separate Tranches, and the Company is authorized to borrow under the Tranche 2 Facility, which has a total commitment of 595 million Euros, and which has a final maturity of January 10, 2004.

     Loans under this Facility may be repaid and re-borrowed subject to the commitment available. Under the Tranche 2 Facility, the Corporation may borrow at the LIBOR rate plus a margin of between .40% and 1.25%, based on the attainment by Imetal of certain financial ratios.

     The Corporation has irrevocably, unconditionally, jointly and severally guaranteed the obligations of each other Obligor of the Facility.

     During May 1999, Copperweld Canada began to borrow directly from Imetal and repaid all amounts outstanding, as of May 31, 1999, on Tranche A and B loans. Copperweld Canada borrows at the LIBOR rate plus a margin of between .45% and 1.30%.

CONVERTIBLE UNSECURED SUBORDINATED NOTE -- PARENT

     In connection with the acquisition of the Canadian tube manufacturing operations (April 25, 1997) by the Corporation, Copperweld Canada entered into a Convertible Unsecured Subordinated Note Agreement with Imetal for $26.1 million. The note is due in its entirety on June 30, 2007, bears interest at the rate of 7.80%, is convertible to common stock of Copperweld Canada at any time upon notice by Imetal, and is subordinated to the Companies' bank debt.

NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST EXCHANGE AGREEMENTS

     As of December 31, 1998, the Companies had three interest exchange (swap) agreements in effect, which fixed the interest rate on certain loans, made under the Agreement. A fixed rate of 5.19%, before premium, was set on $5.0 million of loans effective December 15, 1995, and continuing until December 15, 2000. A fixed rate of 5.135%, before premium, was set on $15.0 million of loans effective February 2, 1998, and continuing until February 2, 1999. A fixed rate of 4.98%, before premium, was set on $65 million of loans effective February 11, 1998, and continuing until February 11, 1999.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

FORWARD CURRENCY SALES CONTRACTS

     To protect against the reduction in value of foreign currency cash flows, Copperweld Canada entered into forward currency sales contracts to hedge a portion of its anticipated export sales in U.S. dollars over the ensuing twelve months. At December 31, 1998, there were no forward currency sales contracts outstanding. At December 31, 1997, the contract value of forward currency sales contracts was $60.5 million, and a loss of $2.1 million was recorded during 1997 to reflect the change in current market rates. Under the Corporation's current accounting policies, the forward contracts do not qualify as hedges for financial reporting purposes and accordingly the net difference between the contract value and the current market value was recorded in the combined balance sheets, with gains or losses caused by changes in current market rates reflected directly in income.

NOTE 7.  EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

     The Companies adopted Statement of Financial Accounting Standards No. 132, Employees' Disclosures about Pensions and Other Postretirement Benefits, as of January 1, 1998. Disclosures for 1997 and 1996 have been restated to conform to current year presentations.

     The Companies have several trusteed defined benefit pension plans covering substantially all employees. Plan assets primarily include marketable debt and equity securities. Plans covering union represented and non-represented personnel generally provide benefits using a formula that is based upon employee compensation. In addition to providing pension benefits, the Companies provide certain health care and life insurance benefits for eligible retired employees and their dependents. The cost of these postretirement benefits is recognized by the Companies during the employees' years of service.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

     The following tables set forth the change in benefit obligation, the change in plan assets, funded status and amounts recognized in the combined balance sheets of the pension and other postretirement benefits as of December 31, 1998 and 1997 (dollars in millions):

                                                                        OTHER
                                         PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                       --------------------    ------------------------
                                         1998        1997         1998          1997
                                       --------    --------    ----------    ----------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of
     year............................  $  144.9    $  133.4     $   38.8      $   41.6
     Service cost....................       4.2         3.5           .8            .9
     Interest cost...................       9.7         8.8          2.6           2.5
     Participant contributions.......        .1          --           --            --
     Plan amendments.................        .3          --           --          (1.8)
     Exchange rate changes...........      (2.6)        (.8)         (.7)          (.4)
     Curtailment (gain) or loss......        --          --           --          (3.3)
     Benefits paid...................      (7.5)       (6.8)        (1.9)         (1.8)
     Actuarial (gain) or loss........       5.5         6.8          1.0           1.1
                                       --------    --------     --------      --------
  Benefit obligation at end of
     year............................  $  154.6    $  144.9     $   40.6      $   38.8

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at
     beginning of year...............  $  138.5    $  119.9     $     --      $     --
     Actual return on plan assets....      24.1        21.4           --            --
     Employer contributions..........       7.1         5.5          1.9           1.8
     Participant contributions.......        .1          .1           --            --
     Benefits paid...................      (7.5)       (6.8)        (1.9)         (1.8)
     Administrative expenses.........      (1.2)        (.6)          --            --
     Exchange rate changes...........      (2.7)       (1.0)          --            --
                                       --------    --------     --------      --------
  Fair value of plan assets at end of
     year............................  $  158.4    $  138.5     $     --      $     --

RECONCILIATION OF FUNDED STATUS:
  Funded status......................  $    3.8    $   (6.4)    $  (40.6)     $  (38.8)
  Unrecognized actuarial (gain) or
     loss............................      (2.0)        3.3          3.3           2.3
  Unrecognized transition (asset) or
     obligation......................      (1.5)       (1.9)          --            --
  Unrecognized prior service cost....       5.4         5.7         (2.6)         (3.1)
  Other..............................        --          .1           --          (2.1)
                                       --------    --------     --------      --------
          Net amount recognized at
            year-end.................  $    5.7    $     .8     $  (39.9)     $  (41.7)
                                       ========    ========     ========      ========

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                                                                        OTHER
                                         PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                       --------------------    ------------------------
                                         1998        1997         1998          1997
                                       --------    --------    ----------    ----------
AMOUNTS RECOGNIZED IN THE COMBINED
BALANCE SHEETS CONSIST OF:
     Prepaid benefit cost............  $    8.5    $    2.0     $     --      $     --
     Accrued benefit liability.......      (5.0)       (7.8)       (39.9)        (41.7)
     Intangible asset................       0.2         4.7           --            --
     Accumulated other comprehensive
       income........................       2.0         1.9           --            --
                                       --------    --------     --------      --------
          Net amount recognized at
            year-end.................  $    5.7    $     .8     $  (39.9)     $  (41.7)
                                       ========    ========     ========      ========
Other comprehensive income
  attributable to change in
  additional minimum liability
  recognition........................  $     .1    $    4.0

                                              PENSION BENEFITS
                                            --------------------
                                              1998        1997
                                            --------    --------
ADDITIONAL YEAR-END INFORMATION FOR
PENSION PLANS WITH ACCUMULATED BENEFIT
OBLIGATIONS IN EXCESS OF PLAN ASSETS:
     Projected benefit obligation.........  $   36.6    $   49.0
     Accumulated benefit obligation.......      34.0        47.5
     Fair value of plan assets............      30.4        42.3

     The following table summarizes the benefit costs and the assumptions used in calculating these costs (dollars in millions):

                                        PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                                   ---------------------------    ------------------------------
                                    1998      1997      1996        1998       1997       1996
                                   -------   -------   -------    --------   --------   --------
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
Service cost.....................  $   4.2   $   3.5   $   2.9    $   0.8    $   0.9    $   0.7
  Interest cost..................      9.7       8.8       6.8        2.6        2.5        2.1
  Expected return on plan
    assets.......................    (12.1)     (9.5)     (7.2)        --         --         --
    Amortization of prior service
      cost.......................      0.6       0.6       0.6       (0.4)      (0.4)      (0.3)
  Amortization of transitional
    (asset) or obligation........     (0.4)     (0.4)     (0.4)        --         --         --
  Recognized actuarial (gain) or
    loss.........................      0.1       0.2       0.4       (0.1)      (0.1)        --
                                   -------   -------   -------    -------    -------    -------
         Net periodic benefit
           cost..................  $   2.1   $   3.2   $   3.1    $   2.9    $   2.9    $   2.5

WEIGHTED-AVERAGE ASSUMPTIONS AS
  OF DECEMBER 31:
Discount rate....................     6.25%-    7.00%     7.25%      6.25%-     6.25%-     7.25%
                                      6.75%                          6.75%      7.00%
Expected long-term rate of return
  on plan assets.................     8.00%-    8.00%-    9.50%       N/A        N/A       7.25%
                                      9.50%     9.50%
Rate of compensation increase....     4.00%-    4.50%-    6.00%      6.00%      6.00%      6.00%
                                      5.50%     5.50%

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

     For measurement purposes, an 8.5% - 9.0% annual rate of increase for non-medicare eligible employees, and a 6.5% annual rate of increase for Medicare eligible employees on the per capita cost of covered health care benefits was assumed for 1998. The rate is assumed to decrease gradually to 4.0% - 5.5% for 2004 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage change in assumed health care cost trend rates would have the following effects:

                                                               INCREASE (DECREASE)
                                                         --------------------------------
                                                         ONE PERCENTAGE    ONE PERCENTAGE
                                                         POINT INCREASE    POINT DECREASE
                                                         --------------    --------------
Effect on total service and interest cost components
for 1998...............................................     $    0.3          $   (0.2)
Effect on year end 1998 postretirement benefit
  obligation...........................................          2.7              (2.3)

NOTE 8.  INCOME TAXES

     The income tax provisions of the Companies are prepared on a stand-alone company basis. The composition of the Companies' income tax expense and the reconciliation of the U.S. federal statutory tax rate are presented below (dollars in millions):

                                                            1998     1997     1996
                                                            -----    -----    ----
Income tax expense (benefit):
  Current: Federal........................................  $15.6    $13.3    $8.5
            State and provincial..........................    2.9      3.9     1.8
                                                            -----    -----    ----
                                                             18.5     17.2    10.3
  Deferred: Federal, state and provincial.................     .6      1.4    (0.9)
                                                            -----    -----    ----
     Provision for income taxes...........................  $19.1    $18.6    $9.4
                                                            =====    =====    ====
U.S. Federal statutory rate...............................   35.0%    35.0%   35.0%
State and Provincial tax, net of federal tax benefit......    3.1      5.0     4.1
Reduction of excess federal tax accrual...................    0.0     (1.4)   (6.8)
Other.....................................................     .1     (1.8)    (.2)
                                                            -----    -----    ----
  Effective tax rate......................................   38.2%    36.8%   32.1%
                                                            =====    =====    ====

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

     Significant components of the Companies' deferred tax liabilities and assets as of December 31, 1998 and 1997 are summarized as follows (dollars in millions):

                                                              1998     1997
                                                              -----    -----
Deferred tax liabilities:
  Excess of book basis over tax basis for fixed assets......  $43.5    $44.6
  Excess of pension fund contributions over financial
     statement expense......................................    5.4      3.9
                                                              -----    -----
                                                               48.9     48.5
Deferred tax assets:
  Financial statement accruals relating to:
     Retirement benefits....................................   14.4     14.6
     Deferred compensation..................................    2.1      2.0
     Contingent liabilities and asset write-downs...........    3.8      4.2
     Other..................................................    3.5      4.8
                                                              -----    -----
                                                               23.8     25.6
                                                              -----    -----
Deferred income taxes.......................................  $25.1    $22.9
                                                              =====    =====

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

NOTE 9.  OPERATING LEASES

     The Companies are obligated under terms on noncancelable operating leases for future minimum rentals on certain operating equipment and buildings. Total expense recognized under these operating leases was $4.1 million; $3.5 million, and $4.5 million during the years ended December 31, 1998, 1997 and 1996 and future commitments were as follows for the years ending on December 31 (dollars in millions):

                                                          1998
                                                          -----
1999....................................................  $ 4.0
2000....................................................    3.3
2001....................................................    2.8
2002....................................................    2.6
2003....................................................    2.4
Thereafter..............................................   10.0

NOTE 10.  CONTINGENT LIABILITIES

CSC BANKRUPTCY

     On November 22, 1993, CSC Industries, Inc. (CSC) (a former affiliate of the Corporation) and its wholly-owned subsidiary, Copperweld Steel Company, announced that they had filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. CSC emerged from bankruptcy on September 28, 1995, however, certain claims against the Corporation regarding workers' compensation continue to be pursued by a third party, as noted below. The outcome of this matter is not certain at this time, however, management does not expect that any potential loss would be significant to the Corporation's financial statements.

CSC WORKERS' COMPENSATION

     During the period 1973 to 1987, under the Corporation's ownership of CSC, CSC workers' compensation claims were covered under a self-insurance program, for which the Corporation had provided certain financial guarantees. During 1995, CSC ceased making payments for workers' compensation claims incurred during the period preceding its bankruptcy in 1993. As a result, during 1996, the Corporation's insurance carriers were requested by the Ohio Bureau of Workers' Compensation (OBWC) to honor their surety bonds for the continuing self-insured claims liability. During 1996, the Corporation recorded a liability of approximately $3.7 million (included in selling and administrative expenses) to reflect management's estimate of the amount necessary to settle these claims. During 1997, one insurance carrier filed a Proof of Claim against the bankrupt estate of CSC in U.S. Bankruptcy Court. This case was disallowed by the Court upon the finding that the OBWC had settled and released all of its claims against the Liquidation Trustee as successor to CSC, although the ruling does not preclude the OBWC from pursuing its claim outside of the Bankruptcy Court's jurisdiction. At this time no direct claim or threat has been made by OBWC against the Corporation. Management believes that no additional material liabilities will be incurred by the Corporation related to this matter, beyond the amount recorded in 1996.

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

OTHER

     In 1987, the Corporation permanently ceased operations at one of its divisions and sold its assets. In connection with the sale, the Corporation guaranteed $5.7 million of the acquirer's debt (due in 2012). The principal portion of this obligation has been defeased through the purchase of a municipal bond that was placed in an escrow fund. In addition, the Corporation retained a security interest in the fixed assets of the acquirer in connection with the guarantee. The amount of loss, if any, in the event that the Corporation's guarantee is called upon, would be limited to the after-tax amount by which the loan balance exceeds the related collateral value. In 1993, the Corporation recorded a reserve in its financial statements of $1.5 million on a pretax basis as an estimate of its net exposure in the event the Corporation's guarantee is called upon. The reserve amount continues to be carried in the Corporation's consolidated balance sheet at December 31, 1998.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments reported in the combined balance sheets approximate fair values.

NOTE 12.  SEGMENT REPORTING

     The Companies operate in two reportable segments consisting of Tubing and Bimetallics. Tubing manufactures and sells a diversified line of steel tubing products used in the automotive, agricultural and industrial equipment, fluid power, construction, recreation and office furniture markets. Bimetallics manufactures and sells copper-clad aluminum and copper-clad steel wire, rod and strand used in the telecommunications (primarily cable television and telephone) and utility industries.

     Copperweld's reportable segments are strategic business units grouped by similar products, technologies and manufacturing processes. Segments are managed separately because each serves a different market and group of customers. The accounting policies of the segments are the same as those described in the summary of significant accounting

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

policies. Segment performance is measured on pretax profit or loss from operations (dollars in millions):

                                                       YEAR ENDED DECEMBER 31, 1998
                                                    -----------------------------------
                                                     TUBING     BIMETALLICS     TOTAL
                                                    --------    -----------    --------
Trade sales.......................................  $  619.4      $  91.6      $  711.0
Interest and other income.........................       1.1          0.2           1.3
Interest expense..................................      (7.3)        (0.7)         (8.0)
Segment income before taxes.......................      37.1         12.8          49.9
Segment assets....................................     489.9         59.0         548.9
Capital expenditures..............................      71.0         12.2          83.2
Depreciation and amortization.....................      20.6          2.3          22.9

Assets
  Total assets for reportable segments............                                548.9
Intersegment eliminations.........................                                (17.8)
                                                                               --------
  Consolidated Total..............................                             $  531.1
                                                                               ========

                                                      YEAR ENDED DECEMBER 31, 1997
                                                   -----------------------------------
                                                    TUBING     BIMETALLICS     TOTAL
                                                   --------    -----------    --------
Trade Sales......................................  $  559.0     $  103.7      $  662.7
Interest and other income........................       0.5          0.3           0.8
Interest expense.................................      (7.2)        (0.8)         (8.0)
Segment income before taxes......................      33.5         17.0          50.5
Segment assets...................................     431.1         41.2         472.3
Capital expenditures.............................      27.2          3.6          30.8
Depreciation and amortization....................      18.0          1.8          19.8

Assets
  Total assets for reportable segments...........                                472.3
Intersegment eliminations........................                                 (0.1)
                                                                              --------
  Consolidated Total.............................                             $  472.2
                                                                              ========

                                                       YEAR ENDED DECEMBER 31, 1996
                                                      -------------------------------
                                                      TUBING    BIMETALLICS    TOTAL
                                                      ------    -----------    ------
Trade sales.........................................  $328.4       $99.4       $427.8
Interest and other income...........................     0.2         0.3          0.5
Interest expense....................................    (4.0)       (0.5)        (4.5)
Segment income before taxes.........................    13.6        15.6         29.2
Segment assets......................................   228.0        37.1        265.1
Capital expenditures................................     9.1         1.1         10.2
Depreciation and amortization.......................    11.1         1.7         12.8

Assets
  Total assets for reportable segments and
     consolidated total.............................                           $265.1
                                                                               ======

               COPPERWELD CORPORATION AND COPPERWELD CANADA INC.

                             GEOGRAPHIC INFORMATION

                               1998                     1997                     1996
                       ---------------------    ---------------------    ---------------------
                                  LONG-LIVED               LONG-LIVED               LONG-LIVED
                       REVENUES     ASSETS      REVENUES     ASSETS      REVENUES     ASSETS
                       --------   ----------    --------   ----------    --------   ----------
United States........  $  441.4    $  226.0     $  498.4    $  168.2     $  427.8    $  144.6
Canada...............     269.6        87.5        164.3        87.6            0           0
                       --------    --------     --------    --------     --------    --------
                       $  711.0    $  313.5     $  662.7    $  255.8     $  427.8    $  144.6
                       ========    ========     ========    ========     ========    ========

NOTE 13.  OTHER INFORMATION

SUPPLEMENTAL INCOME

     Supplemental income and cash flow information relating to operations for the years ended December 31, 1998 and 1997 is as follows (dollars in millions):

                                                               1998       1997       1996
                                                             --------   --------   --------
Capitalized interest.......................................  $    1.7   $    0.2   $    0.1
Interest paid..............................................  $   11.2   $    7.1   $    4.3
Income taxes paid..........................................  $   18.1   $   15.7   $   11.4

OTHER RELATED PARTY TRANSACTIONS

         The Companies were charged $300,000, annually, of management fees from their parent, representing legal, accounting and other administrative services performed on behalf of the Companies.

NOTE 14.  EARNINGS PER SHARE

     Basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996, were not presented because the information would not be meaningful to the users of the combined financial statements due to the nature of the capital structure of the Companies.

                           WELDED TUBE CO. OF AMERICA

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                  SEPTEMBER 30
                                                                      1999
                                                              ---------------------
                                                              (In Thousands, Except
                                                               Share Information)
ASSETS
CURRENT ASSETS:
  Cash......................................................        $     40
  Trade accounts receivable, less allowance for doubtful
     accounts of $344.......................................          12,945
  Inventories...............................................          31,363
  Refundable income taxes from affiliate....................           1,026
  Prepaid expenses..........................................           3,036
                                                                    --------
          Total current assets..............................          48,410
Property, plant and equipment...............................         127,788
Less allowance for depreciation and amortization............         (22,432)
                                                                    --------
          Total property, plant and equipment...............         105,356
Note receivable from employee...............................             300
Patent, net of accumulated amortization of $600.............           4,866
                                                                    --------
                                                                    $158,932
                                                                    ========
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................        $ 16,363
  Line of credit............................................           5,000
  Accrued expenses..........................................           4,010
  Deferred income taxes.....................................           3,134
  Capital leases............................................           2,774
                                                                    --------
          Total current liabilities.........................          31,281
Due to affiliates -- net....................................          50,336
Deferred income taxes.......................................           7,835
Other.......................................................             706
                                                                    --------
                                                                      58,877
SHAREHOLDER'S EQUITY:
  Common stock; $1 par value; 1,000 shares authorized,
     issued, and outstanding................................               1
  Additional paid-in capital................................          33,429
  Retained earnings.........................................          35,344
                                                                    --------
          Total shareholder's equity........................          68,774
                                                                    --------
          Total liabilities and shareholder's equity........        $158,932
                                                                    ========

See accompanying notes.

                           WELDED TUBE CO. OF AMERICA

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (In Thousands)
Net sales...................................................  $33,228    $36,350
Cost of products sold.......................................   30,122     30,177
                                                              -------    -------
Gross margin................................................    3,106      6,173
Selling, general, and administrative expenses...............    4,295      4,027
Start-up expenses for Portland facility.....................                 746
Goodwill amortization.......................................                 209
                                                              -------    -------
  Income (loss) from operations.............................   (1,189)     1,191
Other income (expense):
  Interest and other income.................................        8          8
  Interest expense..........................................     (780)      (123)
  Interest income -- Affiliates.............................      139         50
                                                              -------    -------
          Total other expense...............................     (633)       (65)
                                                              -------    -------
Income (loss) before income taxes...........................   (1,822)     1,126
Income tax (benefit) provision..............................     (712)       614
                                                              -------    -------
Net income (loss)...........................................   (1,110)       512
Retained earnings at beginning of period....................   36,454     35,501
                                                              -------    -------
Retained earnings at end of period..........................  $35,344    $36,013
                                                              =======    =======

See accompanying notes.

                           WELDED TUBE CO. OF AMERICA

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (In Thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........   1,827        (44)
INVESTING ACTIVITIES
Purchases of plant and equipment............................  (2,728)    (2,820)
                                                              ------     ------
Net cash used in investing activities.......................  (2,728)    (2,820)
FINANCING ACTIVITIES
Increase in amounts due to affiliates.......................  (1,113)     2,893
Borrowings on line of credit................................   2,000        250
Payments on capital lease obligations.......................    (238)      (304)
                                                              ------     ------
Net cash provided by financing activities...................     649      2,839
                                                              ------     ------
Net decrease in cash........................................    (252)       (25)
Cash at beginning of period.................................     292        409
                                                              ------     ------
Cash at end of period.......................................  $   40     $  384
                                                              ======     ======

See accompanying notes.

                           WELDED TUBE CO. OF AMERICA
                         NOTES TO FINANCIAL STATEMENTS

                     (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     On October 1, 1999, The LTV Corporation acquired all of the capital stock of Welded Tube Holdings, Inc. (formerly ANI America Holdings, Inc.) for a cash purchase price of $113.5 million subject to certain working capital adjustments. The assets of Welded Tube Holdings, Inc. consisted of its investment in its wholly owned subsidiary, Welded Tube Co. of America, (the "Company"), and a patent used by the Company.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do no include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year.

2.  INVENTORIES

     Inventories consist of the following:

                                                        SEPTEMBER 30,
                                                            1999
                                                        -------------
Raw materials.........................................     $16,661
Work-in-process and finished goods....................      12,331
Supplies..............................................       2,371
                                                           -------
                                                           $31,363
                                                           =======

     The September 30, 1999 LIFO value of inventories approximates the FIFO cost of inventories.

3.  LINE OF CREDIT

     The Company had $5,000 borrowed under a $5,000 unsecured line-of-credit facility from a bank that expired on September 30, 1999. Borrowings were due on demand, were guaranteed by Smorgon Steel Group Limited, and bore interest, at the Company's option, at the bank's base rate (8.25% at September 30, 1999) or a fixed rate equal to the Eurodollar rate (5.41% at September 30, 1999) plus 0.35%. The average borrowing rate during the three months ended September 30, 1999 was 8.2%. All borrowings under the line of credit were repaid concurrent with The LTV Corporation transaction on October 1, 1999.

                           WELDED TUBE CO. OF AMERICA
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  TRANSACTIONS WITH AFFILIATES

     At September 30, 1999 the Company had interest bearing and non-interest-bearing advances of $45,033 and $13,402, respectively, from affiliates. The Company capitalized $353 of such interest during the three months ended September 30, 1998. No interest was capitalized in the three months ended September 30, 1999. The Company also has a receivable from an affiliate of $8,099 at September 30, 1999 bearing interest at 7%. All advances to/from affiliates were repaid concurrent with The LTV Corporation transaction on October 1, 1999.

     The Company was charged management fees from two of its affiliates representing legal, accounting and other administrative services performed on behalf of the Company. The total amount of management fees charges to the Company during the three months ended September 30, 1999 and 1998 were $242 and $408, respectively.

     Approximately $184 and $207 of the Company's net sales during the three months ended September 30, 1999, and 1998, respectively, were made to an affiliated entity.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Welded Tube Co. of America

We have audited the accompanying balance sheet of Welded Tube Co. of America as of June 30, 1999, and the related statements of operations and retained earnings and of cash flows for the period from July 1, 1998 to December 31, 1998 and the period from January 1, 1999 to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Welded Tube Co. of America at June 30, 1999, and the results of its operations and its cash flows for the period from July 1, 1998 to December 31, 1998 and the period from January 1, 1999 to June 30, 1999 in conformity with accounting principles generally accepted in the United States.

Cleveland, Ohio
December 10, 1999                                              Ernst & Young LLP

                           WELDED TUBE CO. OF AMERICA

                                 BALANCE SHEET

                                                                    JUNE 30, 1999
                                                              --------------------------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT SHARE INFORMATION)
ASSETS
CURRENT ASSETS:
  Cash......................................................          $     292
  Trade accounts receivable, less allowance for doubtful
     accounts of $254.......................................             13,606
  Inventories...............................................             26,400
  Refundable income taxes from affiliate....................              1,082
  Prepaid expenses..........................................              1,072
                                                                      ---------
          Total current assets..............................             42,452
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................              3,323
  Buildings and improvements................................             24,560
  Machinery and equipment...................................             51,584
  Office equipment..........................................              3,316
  Construction in progress..................................             41,633
                                                                      ---------
                                                                        124,416
  Less allowances for depreciation and amortization.........             21,428
                                                                      ---------
  Property, plant and equipment -- net......................            102,988
OTHER ASSETS:
  Patent, net of accumulated amortization of $388...........              5,077
  Notes receivable from employee............................                300
                                                                      ---------
                                                                      $ 150,817
                                                                      =========
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................          $  10,910
  Line of credit............................................              3,000
  Accrued expenses..........................................              3,490
  Deferred income taxes.....................................              3,134
  Capital leases............................................              3,012
                                                                      ---------
          Total current liabilities.........................             23,546
Due to affiliates -- net....................................             48,847
Deferred income taxes.......................................              7,835
Other.......................................................                705
                                                                      ---------
                                                                         57,387
SHAREHOLDER'S EQUITY:
  Common stock -- $1 par value; 1,000 shares authorized,
     issued, and outstanding................................                  1
  Additional paid-in capital................................             33,429
  Retained earnings.........................................             36,454
                                                                      ---------
          Total shareholder's equity........................             69,884
                                                                      ---------
          Total liabilities and shareholder's equity........          $ 150,817
                                                                      =========

See accompanying notes to financial statements.

                           WELDED TUBE CO. OF AMERICA

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                             (DOLLARS IN THOUSANDS)

                                                             PERIOD FROM          PERIOD FROM
                                                          JANUARY 1, 1999 TO    JULY 1, 1998 TO
                                                            JUNE 30, 1999      DECEMBER 31, 1998
                                                          ------------------   -----------------
Net sales...................................................    $62,817     ||      $68.815
Cost of products sold.......................................     53,483     ||       57,414
                                                                -------     ||      -------
Gross margin................................................      9.334     ||       11,401
Selling, general, and administrative expenses...............      7.078     ||        8,415
Start-up expenses for Portland facility.....................      2.406     ||          839
Goodwill amortization.......................................          -     ||          417
                                                                -------     ||      -------
Income from operations......................................       (150)    ||        1,730
Other income (expense):                                                     ||
  Interest income -- Affiliates.............................        368     ||          158
  Interest expense on line of credit........................       (315)    ||         (238)
  Interest and other income.................................        346     ||           57
                                                                -------     ||      -------
          Total other income (expense)......................        399     ||          (23)
                                                                -------     ||      -------
Income before income taxes..................................        249     ||        1,707
Provision for income taxes..................................        136     ||          867
                                                                -------     ||      -------
Net income..................................................        113     ||          840
Retained earnings at beginning of period....................     36,341     ||       35,501
                                                                -------     ||      -------
Retained earnings at end of period..........................    $36,454     ||      $36,341
                                                                =======     ||      =======

See accompanying notes to financial statements.

                           WELDED TUBE CO. OF AMERICA

                            STATEMENT OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)

                                                                  PERIOD FROM          PERIOD FROM
                                                               JANUARY 1, 1999 T0    JULY 1, 1998 TO
                                                                 JUNE 30, 1999      DECEMBER 31, 1998
                                                              -------------------   -----------------
OPERATING ACTIVITIES
Net income..................................................         $   113   ||       $   840
Adjustments to reconcile net income to net cash provided by                    ||
  operating activities:                                                        ||
  Depreciation..............................................           1,667   ||         1,484
  Amortization..............................................             423   ||           840
  Deferred income taxes.....................................             209   ||           276
  Changes in operating assets and liabilities:                                 ||
     Trade accounts receivable..............................          (2,279)  ||         2,940
     Inventories............................................          (1,847)  ||         4,362
     Prepaid expenses.......................................          (1,094)  ||           366
     Accounts payable and accrued expenses..................           5,556   ||        (7,496)
                                                                     -------   ||       -------
Net cash provided by operating activities...................           2,748   ||         3,612
INVESTING ACTIVITIES                                                           ||
Purchases of plant and equipment, primarily Portland                           ||
  facility..................................................         (13,746)  ||       (10,315)
Proceeds from sale of land..................................           1,937   ||           -
                                                                     -------   ||       -------
Net cash used in investing activities.......................         (11,809)  ||       (10,315)
FINANCING ACTIVITIES                                                           ||
Increase in amount due to affiliates........................           9,499   ||         6,916
Borrowings on line of credit................................             300   ||           200
Payments on capital lease obligations.......................            (673)  ||          (596)
                                                                     -------   ||       -------
Net cash provided by financing activities...................           9,126   ||         6,520
                                                                     -------   ||       -------
Net decrease in cash........................................              65   ||          (183)
Cash at beginning of period.................................             227   ||           410
                                                                     -------   ||       -------
Cash at end of period.......................................         $   292   ||       $   227
                                                                     =======   ||       =======

See accompanying notes to financial statements.

                           WELDED TUBE CO. OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999

                     (All dollar amounts are in thousands)

NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The Company manufactures structural steel tubing at its primary facility located in Chicago, Illinois. The Company's customers, including distributors and contractors, are located primarily within the United States. In 1998, the Company began construction of another manufacturing facility in Portland, Oregon. On July 15, 1999, the new Portland facility commenced operations. Non-capitalizable supplies, overhead, indirect labor and other expenses incurred during the Portland facility construction period have been expensed in the 1999 statement of operations.

     During the period from July 1, 1998 to January 13, 1999, the Company was a wholly owned subsidiary of ANI America Holdings, Inc., which is a subsidiary of Australian National Industries Limited, which is incorporated in Australia. On January 14, 1999, Smorgon Steel Group Limited (Smorgon), also incorporated in Australia, acquired for cash all of the capital stock of Australian National Industries Limited. December 31, 1998 was used as the date for recording purchase price adjustments. Accordingly, the Company's financial statements for the period prior to December 31, 1998 are not necessarily comparable to the financial statements presented subsequent to that date. Black lines on the statements of operations and retained earnings and cash flows distinguish between predecessor and successor activity.

     Smorgon allocated the purchase price to the fair value of the Company's tangible assets, a proprietary patent relating to the Company's production process and the Company's liabilities. No goodwill was recorded related to the transaction. Management believes the January 1, 1999 recorded values of the Company's tangible assets, patent and liabilities approximated the respective fair values, except for inventories, which were written-up by $2,619. Accordingly, the recorded historical values of the Company, except inventories, have not been adjusted.

     During the period from July 1, 1998 through December 31, 1998, the Company recorded $417 of amortization of goodwill (40 year useful life) pertaining to the 1995 acquisition of the Company's capital stock by ANI America Holdings, Inc.

     On October 1, 1999, The LTV Corporation acquired all of the capital stock of Welded Tube Holdings, Inc., formerly ANI America Holdings, Inc., for a cash purchase price of $113.5 million, subject to certain working capital adjustments, which consisted of its investment in its wholly owned subsidiary, Welded Tube Co. of America (the "Company"), and a patent used by the Company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           WELDED TUBE CO. OF AMERICA

                                 JUNE 30, 1999

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells to a large number of customers within the steel industry. Credit evaluations are ongoing and collateral or other security is generally not required on trade accounts receivable. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential credit losses.

RISKS AND UNCERTAINTIES

     The Company relies on several key vendors to supply its primary raw material needs. There are several manufacturers who are capable of supplying these needs, and management of the Company believes that raw material suppliers are easily interchangeable on comparable terms. However, abrupt changes in the supply flow could cause delays in manufacturing, which could result in the Company's inability to meet scheduled sales commitments or could result in the loss of sales, which would adversely affect the Company's operating results.

     Approximately two-thirds of the Company's workforce (which represents substantially all of the Company's direct labor) is subject to a collective bargaining agreement with the International Brotherhood of Teamsters Local No. 714 that expires in February 2002.

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined primarily by the "last-in, first-out" ("LIFO") method. Other inventories are valued on a "first-in, first-out" ("FIFO") basis.

LONG-LIVED ASSETS

     Property, plant and equipment additions are recorded at cost and are depreciated using the straight-line method over their estimated useful lives (ranging from 3 to 5 years for light equipment, 10 to 20 years for heavy equipment and 10 to 40 years for buildings). All leasehold improvements, which are included in the "buildings and improvements" caption of the balance sheet, are amortized using the straight-line method over the shorter of their useful lives or the remaining terms of the relevant leases. Amortization of assets held under capital leases is included in depreciation expense.

     The ongoing value and remaining useful life of long-lived assets, including the property, plant, and equipment and patent, are subject to periodic evaluation for impairment, and the Company currently expects the carrying amounts to be fully recoverable. If events and circumstances indicate that assets might be impaired, an undiscounted cash flows methodology would be used to determine whether an impairment loss should be recognized.

                           WELDED TUBE CO. OF AMERICA

                                 JUNE 30, 1999

     The patent used by the Company is being amortized over its remaining life through 2005.

INCOME TAXES

     The Company's operations were included in the consolidated income tax returns filed by its parent, ANI America Holdings, Inc. The provision for income taxes is based on earnings reported in these financial statements and assumes that the Company filed a separate income tax return. Amounts for income taxes were paid to the parent company.

     Deferred income tax assets and liabilities are determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax provision or benefit is measured by the net change in deferred income tax asset and liability accounts during the year.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to customers.

ADVERTISING COSTS

     The Company charges the cost of advertising ($32 during the six months ended June 30, 1999 and $77 during the six months ended December 31, 1998) to expense in the year it is incurred.

NOTE 3.  INVENTORIES

     Inventories consist of the following at June 30, 1999:

Raw materials..............................    $10,763
Work-in-process and finished goods.........     13,472
Supplies...................................      2,165
                                               -------
                                               $26,400
                                               =======

     The June 30, 1999 LIFO value of inventories approximates the FIFO cost of inventories.

     In conjunction with the January 14, 1999 acquisition of the Company by Smorgon, the values assigned to work-in-process and finished goods inventories included $2,619 of profits earned in the production of inventories prior to the date of acquisition. As a result of quantity liquidations during the period from January 14, 1999 to June 30, 1999, $462 of the profits earned in the production of inventories has been included in the "cost of products sold" caption of the statement of operations.

                           WELDED TUBE CO. OF AMERICA

                                 JUNE 30, 1999

NOTE 4.  LINE OF CREDIT

     The Company had a $5,000 unsecured line-of-credit facility from a bank which expired on September 30, 1999. Borrowings were due on demand, were guaranteed by Smorgon, and bore interest, at the Company's option, at the bank's base rate (7.75% at June 30, 1999) or a fixed rate equal to the Eurodollar rate (5.10% at June 30, 1999) plus 0.35%. The Company had $3,000 of outstanding borrowings under this line of credit facility at June 30, 1999. The average borrowing rate during 1999 was 6.6%. The Company paid $195 and $238 in interest on its borrowings during the six months ended June 30, 1999 and December 31, 1998, respectively. All borrowings were repaid concurrent with The LTV Corporation transaction on October 1, 1999.

NOTE 5.   TRANSACTIONS WITH AFFILIATES

     At June 30, 1999, the "due to affiliates -- net" caption of the balance sheet includes the interest bearing (5.43%) advances from an affiliate of $43,179, which were used principally to fund construction of the Portland facility. The Company capitalized $1,264 and $265 of such interest during the six months ended June 30, 1999 and December 31, 1998, respectively, and the interest was added to the principal balance of affiliate advances. Other amounts included in the "due to affiliates -- net" caption are a non-interest bearing advance from an affiliate of $13,203 and a receivable from an affiliate of $7,535 bearing interest at 7%. All advances to/from affiliates were repaid concurrent with The LTV Corporation transaction on October 1, 1999.

     The Company was charged management fees from two of its affiliates representing legal, accounting and other administrative services performed on behalf of the Company. The total amount of management fees charged to the Company during the six months ended June 30, 1999 and December 31, 1998 was $953 and $874, respectively.

     Approximately $297 and $289 of the Company's net sales were made to an affiliated entity during the six months ended June 30, 1999 and December 31, 1998, respectively.

NOTE 6.  INCOME TAXES

     The provision for income taxes consists of the following for the year ended June 30, 1999:

                                                       Six Months Ended
                                                ----------------------------------
                                                June 30, 1999    December 31, 1998
                                                -------------    -----------------
Current:
  Federal...................................       $  (64)           $  517
  State.....................................           (9)               74
Deferred:
  Federal...................................          182               242
  State.....................................           27                34
                                                   ------            ------
                                                   $  136            $  867
                                                   ======            ======

                           WELDED TUBE CO. OF AMERICA

                                 JUNE 30, 1999

     The income tax effects of the factors accounting for the differences between federal income tax computed at the statutory rate and the recorded provisions are follows:

                                                         Six Months Ended
                                                  ----------------------------------
                                                  June 30, 1999    December 31, 1998
                                                  -------------    -----------------
Tax provision at statutory rate.............         $  85              $ 580
Increases resulting from:
Goodwill amortization.......................             -                162
State taxes, net of federal benefit.........            13                85
Non-deductible expenses.....................            38                 40
                                                     -----              -----
                                                     $ 136              $ 867
                                                     =====              =====

     Significant components of the Company's deferred income tax assets and liabilities are as follows at June 30, 1999:

Deferred income tax assets:
  Employee benefits liabilities.................            $   683
  Allowance for doubtful accounts...............                 99
                                                            -------
Total deferred income tax assets................                782
Deferred income tax liabilities:
  Excess tax depreciation over book.............              7,835
  Capital leases................................              1,445
  Inventories...................................              2,471
                                                            -------
Total deferred income tax liabilities...........             11,751
                                                            -------
Net deferred income tax liabilities.............            $10,969
                                                            =======

The Company made income tax payments to its parent of $897 and $656 during the six months ended June 30, 1999 and December 31, 1998, respectively. In addition, $1,082 will be refunded to The LTV Corporation upon final determination of the working capital adjustments described in Note 1.

NOTE 7.  COMMITMENTS AND LEASE OBLIGATIONS

     The Company leases certain buildings, machinery and equipment, and office equipment under operating leases. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at June 30, 1999, are as follows:

2000........................................    $  100
2001........................................        84
2002........................................        75
2003........................................        69
2004........................................        69
2005 and thereafter.........................     1,518
                                                ------
                                                $1,915
                                                ======

     Total rent expense for all leases (including $489 of month-to-month warehouse rentals) amounted to approximately $543 during each of the six-month periods ended June 30, 1999 and December 31, 1998.

                           WELDED TUBE CO. OF AMERICA

                                 JUNE 30, 1999

     The Company leased certain machinery and equipment under a capital lease. Future minimum lease payments of $3,085 (including $73 of interest payments) are payable in fiscal year 2000. The net book value of assets under capital leases was $6,717 at June 30, 1999.

     During 1999, the Company received an advance of $760 from its electric power supplier in Portland, Oregon, in exchange for the Company's commitment to purchase its electric power requirements (subject to defined minimum amounts which increase over the contract period). The Company has committed to purchase such electricity from January 1999 through June 2005, provided the Portland public utilities are de-regulated. The Company must purchase electrical power at the rate of thirty-three dollars per megawatt hour or at an alternative rate equivalent to the then market price of electric power plus two dollars per megawatt hour, at the election of the power supply company. The Company recognizes the advance of $760 as income based on the defined minimum amounts over the term of the agreement. As of June 30, 1999, the Company has recognized $18 of income as a result of this agreement.

NOTE 8.  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) defined-contribution plan for the benefit of substantially all of its nonunion employees. Under the plan, the Company matches employee contributions, up to a maximum of 4% of each employee's salary.

     The Company also maintains a defined-contribution plan that provides retirement benefits to eligible employees who are members of the International Brotherhood of Teamsters Local No. 714. The Company makes contributions to a trust on behalf of each eligible employee at the rate of approximately one hundred dollars per month, in accordance with the terms of the Company's union contract. In addition, the Company matches one-half of employee contributions, up to a maximum of 4% of each employee's salary.

     Total contributions to these plans were $316 and $267 during six months ended June 30, 1999 and December 31, 1998, respectively.

               Report of Ernst & Young LLP, Independent Auditors


The Members
Trico Steel Company, L.L.C.


We have audited the accompanying balance sheets of Trico Steel Company, L.L.C. as of December 31, 1999 and 1998, and the related statements of operations, changes in Members' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trico Steel Company, L.L.C. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 1997 the Company changed its method of accounting for start-up costs.


                                                       /s/ Ernst & Young LLP

Cleveland, Ohio
January 19, 2000

                           Trico Steel Company, L.L.C.
                                 Balance Sheets
                                 (In Thousands)


                                                              DECEMBER 31
ASSETS                                                   1999            1998
                                                       ---------      ---------
Current assets:
      Cash and cash equivalents                        $  11,684      $   9,936
      Cash in escrow                                         602              -
      Related party receivables, less allowances of
          $2,688 in 1999 and $1,483 in 1998               47,512         18,195
      Other receivables                                    3,594            925
      Inventories (Notes 1 and 3)                         33,245         24,774
      Prepaid expenses and other                             576            520
                                                       ---------      ---------
Total current assets                                      97,213         54,350

Property, plant and equipment (Note 1):
      Land and land improvements                          30,178         29,769
      Buildings                                          139,298        135,812
      Machinery and equipment                            413,235        400,323
      Construction in progress                             3,557          1,919
                                                       ---------      ---------
                                                         586,268        567,823
      Less accumulated depreciation                       74,227         45,875
                                                       ---------      ---------
Net property, plant and equipment                        512,041        521,948

Debt issuance costs (Note 1)                               7,455          8,342
Other assets (Note 6)                                        186              -
                                                       ---------      ---------

TOTAL ASSETS                                           $ 616,895      $ 584,640
                                                       =========      =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
      Accounts payable                                 $  40,576      $  23,745
      Related party payables                               2,788            442
      Accrued liabilities                                    989          1,376
      Current portion of long-term debt                   10,611              -
      Accrued interest payable                             5,522          1,675
                                                       ---------      ---------
Total current liabilities                                 60,486         27,238

Long-term debt (Note 4)                                  335,564        284,175

Other  liabilities:
      Deferred income (Note 1)                            10,510         11,133
      Deferred compensation liability (Note 6)               186              -
                                                       ---------      ---------
Total other  liabilities                                  10,696         11,133

Members' equity:
      Paid-in capital                                    464,876        464,876
      Retained deficit                                  (254,727)      (202,782)
                                                       ---------      ---------
Total Members' equity                                    210,149        262,094
                                                       ---------      ---------

TOTAL LIABILITIES AND MEMBERS' EQUITY                  $ 616,895      $ 584,640
                                                       =========      =========


The accompanying notes are an integral part of these financial statements.

                           Trico Steel Company, L.L.C.
                            Statements of Operations
                                 (In Thousands)


                                                                    YEAR ENDED DECEMBER 31
                                                              1999           1998           1997
                                                           ---------      ---------      ---------

Sales to Trico Steel Company, Inc.                         $ 319,735      $ 258,264      $  98,396

Costs and expenses:
     Cost of products sold                                   312,910        298,971        139,777
     Depreciation and amortization (Note 1)                   29,187         28,020         18,355
     Selling, general and administrative                      12,649         14,864         17,620
     Net interest expense                                     20,922         17,949         17,096
     Other income (Note 8)                                    (3,988)        (1,137)        (6,973)
                                                           ---------      ---------      ---------
Total                                                        371,680        358,667        185,875
                                                           ---------      ---------      ---------

Net loss before cumulative effect of accounting change       (51,945)      (100,403)       (87,479)

Cumulative effect of accounting change for
     start-up costs (Note 2)                                       -              -        (14,900)
                                                           ---------      ---------      ---------

NET LOSS ALLOCABLE TO MEMBERS                              $ (51,945)     $(100,403)     $(102,379)
                                                           =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                           Trico Steel Company, L.L.C.
                            Statements of Cash Flows
                                 (In Thousands)


                                                                      Year Ended December 31
                                                                 1999           1998           1997
                                                              ---------      ---------      ---------
OPERATING ACTIVITIES
Net loss allocable to Members                                 $ (51,945)     $(100,403)     $(102,379)
Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                            29,187         28,020         18,355
        Cumulative effect of accounting change                        -              -         14,900
        Loss on transformer disposal                              3,165              -              -
        Allowance for doubtful accounts and sales returns         1,205           (143)         1,626
        Changes in operating assets and liabilities:
            Related party receivables                           (30,522)         7,200        (26,878)
            Other receivables                                    (2,669)           (21)          (904)
            Inventories                                          (8,471)         1,697        (22,862)
            Prepaid expenses and other assets                      (844)           996              -
            Accounts payable and other liabilities               22,823         (8,391)        22,124
                                                              ---------      ---------      ---------
Net cash used in operating activities                           (38,071)       (71,045)       (96,018)

INVESTING ACTIVITIES
Additions to property, plant and equipment                      (22,044)       (25,894)       (93,207)
                                                              ---------      ---------      ---------
Net cash used in investing activities                           (22,044)       (25,894)       (93,207)

FINANCING ACTIVITIES
Payments on note payable                                              -         (2,500)             -
Increase in notes payable                                             -              -          2,500
Payments on long-term debt                                            -         (1,085)             -
Proceeds from issuance of long-term debt                              -              -         98,260
Proceeds from Members' borrowing                                 62,000         24,000              -
Proceeds from Members' contributions                                  -         71,466         92,200
Debt issuance costs                                                (137)        (1,135)          (517)
Proceeds from grants                                                  -            366             75
                                                              ---------      ---------      ---------
Net cash provided by financing activities                        61,863         91,112        192,518
                                                              ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents                  1,748         (5,827)         3,293
Cash and cash equivalents at beginning of year                    9,936         15,763         12,470
                                                              ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  11,684      $   9,936      $  15,763
                                                              =========      =========      =========

CASH PAID FOR INTEREST                                        $  18,382      $  18,080      $  16,590
                                                              =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                           Trico Steel Company, L.L.C.
                    Statements of Changes in Members' Equity
                                 (In Thousands)


                                                                 Total
                                   Paid-in        Retained      Members'
                                   Capital        Deficit        Equity
                                 ---------      ---------      ---------
Balance at January 1, 1997       $ 301,210      $       -      $ 301,210
Net loss allocable to Members            -       (102,379)      (102,379)
Members' contributions              92,200              -         92,200
                                 ---------      ---------      ---------
Balance at December 31, 1997       393,410       (102,379)       291,031
Net loss allocable to Members            -       (100,403)      (100,403)
Members' contributions              71,466              -         71,466
                                 ---------      ---------      ---------
Balance at December 31, 1998       464,876       (202,782)       262,094
Net loss allocable to Members            -        (51,945)       (51,945)
                                 ---------      ---------      ---------

BALANCE AT DECEMBER 31, 1999     $ 464,876      $(254,727)     $ 210,149
                                 =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                           Trico Steel Company, L.L.C.

                          Notes to Financial Statements

                                December 31, 1999


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

The Company is a Delaware limited liability company owned by three entities (referred to as Members) that are wholly owned subsidiaries of The LTV Corporation (50%), Sumitomo Metal USA Corporation (25%), and Corus Group plc (25%). The Members have contributed to the Company their respective ownership portion of $464.9 million as paid-in capital as of December 31, 1999.

The Company operates in one industry segment. All sales are to Trico Steel Company, Inc. (a wholly-owned subsidiary of The LTV Corporation), its sole and exclusive distributor of product for resale. The Company records sales at time of shipment. All credit risks are borne by the Company. Credit is extended on normal terms and management does not believe it has a significant concentration of credit risk in any one geographic area or market segment.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents principally include cash and amounts invested in money market certificates and certificates of deposit. At December 31, 1999, the Company also had an escrow account for workers compensation reserves, in lieu of a letter of credit, bearing interest at 5.26%. The amount outstanding under this arrangement as of December 31, 1999 is $.6 million.

INVENTORIES

Inventories are stated at lower of cost or market value. The Company's cost is based on the first-in, first-out (FIFO) method.

                           Trico Steel Company, L.L.C.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method. Estimated useful lives range from fifteen to twenty-five years for buildings and three to twenty years for machinery and equipment. Land is stated at estimated fair value as of the date of the grant. Interest associated with construction in progress was capitalized in the amount of $.5 million, $.6 million and $5.9 million, in 1999, 1998 and 1997, respectively.

DEBT ISSUANCE COSTS

Costs related to debt issuance are deferred and amortized over the term of the related debt. Accumulated amortization was approximately $2.6 million at December 31, 1999, and $1.6 million at December 31, 1998.

INCOME TAXES

For income tax purposes, the Members have elected to be taxed as a partnership. Consequently, no federal or state income tax provision or benefit is recorded by the Company.

DEFERRED INCOME

The Company recorded the fair value of donated land and proceeds received from various grants as deferred income. Such deferred amounts are accreted to income based on the lives of the assets to which they relate. Accumulated accretion was $1.7 million at December 31, 1999 and $1.1 million at December 31, 1998.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           Trico Steel Company, L.L.C.

2. CHANGE IN ACCOUNTING PRINCIPLE

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants cleared its Statement of Position, Reporting on the Costs of Start-up Activities, and on April 3, 1998, formally issued Statement of Position 98-5 which requires the costs of start-up activities to be expensed as incurred. The Company elected early adoption of this statement. The cumulative effect of this change as of January 1, 1997 was a charge of $14.9 million.

3. INVENTORIES

Inventories are as follows (in thousands):


                                                               1999          1998
                                                              -------      --------
Raw materials and mill supplies                               $ 22,789     $ 19,228
Products                                                        10,456        5,546
                                                              --------     --------
                                                              $ 33,245     $ 24,774
                                                              ========     ========




4. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

The Company's debt consists of the following (in thousands):


                                                                1999         1998
                                                              --------     --------
Tax-Exempt Bonds, variable interest rate, approximately
   6.49% at December 31, 1999, due 2026 and 2027              $ 86,000     $ 75,000

Taxable Bonds, variable interest rates, approximate
   effective interest rate of 8.04% at December 31, 1999,
   due from 2000 through 2008                                  174,175      185,175

Members' debt, variable interest rates, approximate
   effective interest rate of 7.54% at December 31, 1999,
   unsecured, due 2008                                          30,000       24,000

Members' junior subordinated debt, variable interest
   rates, approximate effective interest rate of 7.55% at
   December 31, 1999, unsecured, due 2008                       56,000            -
                                                              --------     --------
                                                               346,175      284,175
   Less current maturities                                      10,611            -
                                                              --------     --------
                                                              $335,564     $284,175
                                                              ========     ========

                           Trico Steel Company, L.L.C.

4. FINANCING ARRANGEMENTS AND LONG-TERM DEBT--CONTINUED

Substantially all assets of the Company collateralize the tax-exempt and taxable bonds.

In November, 1995 the Company entered into a $285 million credit and reimbursement agreement (the facility) with a syndicate bank group. The facility was structured to support tax-exempt and taxable bonds. As of December 31, 1999, $260.2 million was outstanding of which $86 million is in tax-exempt bonds. The tax-exempt bonds (for the purchase and construction of various solid waste disposal components of the project) are supported by a direct pay letter of credit issued by Chase Manhattan Bank. The facility contains covenants that include requirements to meet certain financial ratios, maintain restricted working capital and certain other restrictions and limitations, including defined production capability criteria as of December 31, 2000. Until these production capability criteria are met, the maximum draw allowable under a $75 million revolving credit portion of the facility, is $52 million. The $52 million of borrowings are due in 2008.

In July 1998, an agreement was made with the Members and the syndicated bank group that permitted the Company to borrow $30 million from its Members. An aggregate of $30 million was outstanding at December 31, 1999 under this agreement.

On December 18, 1998, the Company and the syndicated bank group amended the debt agreements to allow for junior subordinated debt from its Members. The Company has executed an agreement to borrow up to $50 million at a rate of LIBOR plus a specified margin rate under this debt arrangement. On November 24, 1999 the Junior Subordinated Loan Agreement dated December 18, 1998 among Trico Steel Company LLC, LTV-Trico Inc., SMI-Trico, Inc., and British Steel Trico Holdings Inc., was increased from $50 million to $60 million. The termination date for this facility is April 11, 2008 and $56 million was outstanding under this agreement at December 31, 1999.

As of January 10, 2000, the Company had amended the Junior Subordinated Loan Agreement dated as of December 18, 1998 with the Members to increase the Members commitments to $66 million from $60 million.

                           Trico Steel Company, L.L.C.

4. FINANCING ARRANGEMENTS AND LONG-TERM DEBT--CONTINUED

Future maturities of long-term debt as of December 31, 1999 are as follows (in thousands):

           Year Ending:
                 2000                          $  10,611
                 2001                             11,491
                 2002                             12,434
                 2003                             13,475
                 2004                             14,593
                 Thereafter                      283,571
                                               ---------
                                               $ 346,175
                                               =========

5. COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under cancelable and non-cancelable leases that expire at various dates. Minimum future operating lease obligations in effect at December 31, 1999 are as follows (in thousands):

           Year Ending:
                 2000                          $   1,532
                 2001                              1,529
                 2002                              1,118
                 2003                                343
                 2004                                 43
                                               ---------
                                               $   4,565
                                               =========

Rental expense on operating leases was $2.4 million, $3.2 million and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Management of the Company is currently negotiating final payments and chargebacks related to construction of the steel mini-mill. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the financial position of the Company.

                           Trico Steel Company, L.L.C.

6. DEFERRED COMPENSATION AND EMPLOYEE BENEFITS PLANS

Effective August 1, 1996, the Company adopted a 401(k) plan covering all employees. The Company provided a 25% match for the first 6% of the employee's qualified compensation contributed to the plan. Effective May 3, 1998, the Company increased the match to 50% for the first 6% of the employee's qualified compensation contributed to the plan. The amount of expense recorded by the Company with respect to these plans for the year ended December 31, 1999, 1998 and 1997 was $.4 million, $.3 million and $.1 million, respectively.

The Company has a nonqualified deferred compensation plan to provide benefits for certain management and highly compensated employees of the Company.

7. RELATED PARTY TRANSACTIONS

The Company paid $22.7 million in 1999, $15.3 million in 1998 and $3.7 million in 1997 to related parties for goods and services.

8. TRANSFORMER FAILURE

The Company experienced a failure of two of three transformers for incoming power to the facility in November, 1998 and January, 1999. The Company's engineers and operators installed alternative sources of power supply during the quarter ended June, 1999. The installation of replacement transformers occurred during the month of September, 1999. The Company has disposed of the net book value of the transformers and recognized advances received from the insurance providers in "other income" in the 1999 Statement of Operations. Management believes the property damage and business interruption caused by the failures should be substantially covered by insurance.

9. YEAR 2000 (UNAUDITED)

The Company is now Year 2000 compliant and there were no adverse events that occurred and no contingency plans were required to be implemented relating to the Year 2000 issue. Costs associated with identifying and remediating known Year 2000 problems were not material to the Company's operations.