Form 10-Q
period 2000-03-31
LTV CORP
filed 2000-05-03
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_________

                           Commission File No. 1-4368

                               THE LTV CORPORATION

             (Exact name of registrant as specified in its charter)


                Delaware                                         75-1070950
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                         Identification No.)

           200 Public Square

            Cleveland, Ohio                                      44114-2308
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (216) 622-5000



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   |X|        No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               99,959,677 shares of common stock
                                                          (as of March 31, 2000)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (in millions, except per share data)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                March 31,

                                                                                     ---------------------------------
                                                                                         2000               1999
                                                                                     --------------     --------------

SALES                                                                                      $ 1,325            $   988

Costs and expenses:
       Cost of products sold                                                                 1,182                895
       Depreciation and amortization                                                            80                 65
       Selling, general and administrative                                                      58                 45
       Results of affiliates' operations                                                        (3)                13
       Net interest and other (income) expense                                                  21                 (3)
                                                                                     --------------     --------------
            Total                                                                            1,338              1,015
                                                                                     --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES                                                              (13)               (27)

Income tax provision:
       Taxes payable                                                                             3                  2
       Taxes not payable in cash                                                                 -                  -
                                                                                     --------------     --------------
            Total                                                                                3                  2


                                                                                     --------------     --------------
NET INCOME (LOSS)                                                                          $   (16)           $   (29)
                                                                                     ==============     ==============

Earnings (loss) per share:
       Basic                                                                               $ (0.18)           $ (0.30)
                                                                                     ==============     ==============
       Diluted                                                                             $ (0.18)           $ (0.30)
                                                                                     ==============     ==============

Cash dividends per common share                                                            $  0.03            $  0.03
                                                                                     ==============     ==============



-------
See notes to consolidated financial statements.

                               THE LTV CORPORATION

                           CONSOLIDATED BALANCE SHEET

                      (in millions, except per share data)


                                                                                  March 31,                   December 31,
                                                                                     2000                         1999
                                                                               -----------------            -----------------

ASSETS

CURRENT ASSETS

      Cash and cash equivalents                                                         $    25                      $    72
      Receivables, less allowance for doubtful accounts                                     634                          538
      Inventories:
           Products                                                                         723                          728
           Materials, purchased parts and supplies                                          266                          293
                                                                               -----------------            -----------------
                 Total inventories                                                          989                        1,021
      Prepaid expenses, deposits and other                                                   26                           20
                                                                               -----------------            -----------------
                 Total current assets                                                     1,674                        1,651
                                                                               -----------------            -----------------
INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                   360                          358
GOODWILL AND OTHER INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                             343                          313
OTHER NONCURRENT ASSETS                                                                     135                          147
PROPERTY, PLANT AND EQUIPMENT                                                             4,853                        4,870
      Allowance for depreciation                                                         (1,311)                      (1,238)
                                                                               -----------------            -----------------
                 Total property, plant and equipment                                      3,542                        3,632
                                                                               -----------------            -----------------
                                                                                        $ 6,054                      $ 6,101
                                                                               =================            =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                                  $   425                      $   416
      Accrued employee compensation and benefits                                            324                          305
      Other accrued liabilities                                                             226                          225
      Current maturities of debt                                                             27                           29
                                                                               -----------------            -----------------
                 Total current liabilities                                                1,002                          975
                                                                               -----------------            -----------------
NONCURRENT LIABILITIES

      Long-term debt                                                                      1,052                        1,093
      Postemployment health care and other insurance benefits                             1,540                        1,546
      Pension benefits                                                                      572                          563
      Other                                                                                 420                          435
                                                                               -----------------            -----------------
                 Total noncurrent liabilities                                             3,584                        3,637
                                                                               -----------------            -----------------
SHAREHOLDERS' EQUITY

      Preferred stock
           Series A Cumulative convertible (aggregate liquidation value $80)                  2                            2
           Series B Convertible (aggregate liquidation value $50)                             1                            1
      Common stock (par value $0.50 per share)                                               53                           53
      Additional paid-in capital                                                          1,107                        1,107
      Retained earnings                                                                     374                          393
      Treasury stock (5 million shares at cost)                                             (66)                         (66)
      Other comprehensive loss and other                                                     (3)                          (1)
                                                                               -----------------            -----------------
                 Total shareholders' equity                                               1,468                        1,489
                                                                               -----------------            -----------------
                                                                                        $ 6,054                      $ 6,101
                                                                               =================            =================

-------
See notes to consolidated financial statements.

                               THE LTV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (in millions)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,

                                                                                     ---------------------------------------
                                                                                           2000                  1999
                                                                                     -----------------     -----------------
OPERATING ACTIVITIES

      Net income (loss)                                                                        $  (16)                $ (29)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
           Noncash (income) losses of affiliates                                                   (3)                   13
           Depreciation and amortization                                                           80                    65
           Pension funding less (more) than related expense                                        10                   (10)
           Postemployment benefit payments (more) than related expense                             (6)                   (5)
           Changes in assets, liabilities and other                                               (39)                  (28)
                                                                                                  ----                  ----
               Net cash provided by operating activities                                           26                     6
                                                                                                  ----                  ----

INVESTING ACTIVITIES

      Capital expenditures                                                                        (49)                  (37)
      Investments in and advances to steel-related businesses                                     (13)                  (13)
      Net sales of marketable securities                                                            -                    47
      Proceeds from sale / leaseback and other                                                     37                    (6)
                                                                                                  ---                    ---
               Net cash used in investing activities                                              (25)                   (9)
                                                                                                  ----                   ---

FINANCING ACTIVITIES

      Net borrowings (repayments)                                                                 (43)                    -
      Dividends paid and other                                                                     (5)                   (4)
                                                                                                   ---                   ---
               Net cash used in financing activities                                              (48)                   (4)
                                                                                                  ----                   ---

Net (decrease) increase in cash and cash equivalents                                              (47)                   (7)
Cash and cash equivalents at beginning of period                                                   72                   101
                                                                                                  ---                   ---

Cash and cash equivalents at end of period                                                     $   25                 $  94
                                                                                               ======                 =====


Supplemental cash flow information is presented as follows:

      Interest payments                                                                        $   26                 $  13
      Income tax payments                                                                           6                     1
      Capitalized interest                                                                          3                     7
      Borrowings under credit facilities                                                        1,100                     -
      Paydowns on borrowings under credit facilities                                            1,143                     -
      Purchases of marketable securities                                                            -                    64
      Sales and maturities of marketable securities                                                 -                   111


-------
See notes to consolidated financial statements.

                               THE LTV CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

NOTE (1) - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE (2) - Total comprehensive loss for the three months ended March 31, 2000 and 1999 totaled $16 million and $31 million, respectively. Other comprehensive loss included in the balance sheet amounted to $1 million with no material changes since December 31, 1999. The other comprehensive loss at March 31, 1999 was $14 million, with no material changes since December 31, 1998.

NOTE (3) - On November 10, 1999, LTV acquired Copperweld Corporation and Copperweld Canada Inc. ("Copperweld") and on October 1, 1999, acquired Welded Tube Co. of America ("Welded Tube"). Both transactions (the "Acquisitions") were accounted for under the purchase method of accounting; and, accordingly, the results of operations of the acquired companies are included in the consolidated financial statements from the respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment as asset and liability valuations are completed and analyzed. Adjustments are not expected to be significant.

The following unaudited pro forma financial information for the Company gives effect to the Acquisitions as if they had occurred at the beginning of 1999. These pro forma results have been prepared for comparative purposes only and are not necessarily representative of the results of operations that would have resulted if the Acquisitions occurred either at the beginning of the year or that may result in the future.


                                                                                    Three months ended
                                                                                      March 31, 1999

                                                                               -------------------------

              Net Sales                                                                   $ 1,193



              Net income (loss)                                                               (41)

              Earnings per share:
                   Basic                                                                  $ (0.44)

                   Diluted                                                                $ (0.44)


NOTE (4) - The Company has a 50% interest in an unconsolidated joint venture, Trico Steel Company, L.L.C. ("Trico Steel") which is accounted for under the equity method. Included in LTV's consolidated results are pretax profits of $5 million for the quarter ended March 31, 2000 and pretax losses of $13 million for the quarter ended March 31, 1999, representing the Company's share of Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):



Results of operations, for the three months ended March 31,                2000      1999
                                                                           ----      ----

           Net sales                                                       $125      $ 47
           Costs and expenses                                               116        73
                                                                           ----       ---
                Pretax income (loss)                                       $  9      $(26)
                                                                           ====      =====


Financial position at March 31,                                            2000      1999
                                                                           ----      ----
           Current assets                                                  $142      $ 50
           Noncurrent assets                                                515       525
           Current liabilities                                              (81)      (30)
           Noncurrent liabilities                                          (357)     (309)
                                                                           -----     -----
                Net assets                                                 $219      $236
                                                                           =====     ====



NOTE (5) - LTV operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products. Sales are made primarily to the domestic transportation, appliance, container and electrical equipment markets. The product lines of the Metal Fabrication segment include pipe, conduit, mechanical and structural tubular products for use in transportation, agriculture, oil and gas, and construction industries; bimetallic wire for the telecommunications and utilities industries; manufactured pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of steel-related joint ventures, primarily Trico Steel and Cliffs and Associates Limited ("CAL"), which are accounted for using the equity method, and corporate investments and related income and expenses.

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

                                                    Three Months Ended March 31, 2000
                                               -------------------------------------------
                                             Integrated     Metal      Corporate
                                                Steel    Fabrication    & Other      Total
                                                -----    -----------    -------      -----
Trade sales                                     $899        $426         $  -        $1,325
Intersegment sales                                34           -            -            34
Segment income (loss) before income taxes        (11)         22          (24)          (13)

                                                    Three Months Ended March 31, 1999
                                               -------------------------------------------
                                             Integrated     Metal      Corporate
                                                Steel    Fabrication    & Other      Total
                                                -----    -----------    -------      -----
Trade sales                                     $840        $148         $  -         $988
Intersegment sales                                29           -            -           29
Segment income (loss) before income taxes        (23)          9          (13)         (27)


NOTE (6) - All of LTV's existing subsidiaries, including Copperweld and Welded Tube, and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities) fully and unconditionally, jointly and severally guarantee LTV's obligation to pay principal, premium, if any, and interest with respect to the 11.75% Senior Notes due October 2009, the 8.2% Senior Notes due September 2007 and the Secured Facility.

The following supplemental condensed consolidating financial statements of The LTV Corporation present (in millions): balance sheets as of March 31, 2000 and December 31, 1999; statements of operations and cash flows for the quarters ended March 31, 2000 and 1999. The LTV Corporation (Parent), the Guarantors and Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet
(in millions)


                                                                                         March 31, 2000
                                                           -------------------------------------------------------------------------
                                                                                         Non-Guarantor
                                                              Parent       Guarantor     Subsidiaries   Eliminations    Consolidated
                                                           -----------    -----------    ------------   ------------    ------------

Cash and cash equivalents                                     $    31        $   (19)         $   13       $      -         $    25
Receivables                                                         -             76             558              -             634
Inventories                                                         -            154             835              -             989
Other current assets                                                -             24               2              -              26
                                                           -----------    -----------    ------------   ------------    ------------
         Total current assets                                      31            235           1,408              -           1,674
                                                           -----------    -----------    ------------   ------------    ------------
Intercompany, net                                                 254            732            (986)             -               -
Goodwill and other intangibles                                      -            340               3              -             343
Investments and other noncurrent assets                         1,242            562              20         (1,329)            495
Property, plant and equipment, net                                  -          3,432             110              -           3,542
                                                           -----------    -----------    ------------   ------------    ------------
             Total assets                                     $ 1,527        $ 5,301          $  555       $ (1,329)        $ 6,054
                                                           ===========    ===========    ============   ============    ============

Total current liabilities                                     $    43        $   883          $   76       $      -         $ 1,002
Long-term debt                                                      -            797             255              -           1,052
Postemployment health care and other insurance benefits             -          1,518              22              -           1,540
Pension benefits                                                    -            569               3              -             572
Other                                                              16            374              30              -             420
Shareholders' equity                                            1,468          1,160             169         (1,329)          1,468
                                                           -----------    -----------    ------------   ------------    ------------
             Total liabilities and shareholders' equity       $ 1,527        $ 5,301          $  555       $ (1,329)        $ 6,054
                                                           ===========    ===========    ============   ============    ============


                                                                                       December 31, 1999
                                                           -------------------------------------------------------------------------
                                                                                         Non-Guarantor
                                                              Parent       Guarantor     Subsidiaries    Eliminations   Consolidated
                                                           -----------    -----------    ------------    ------------   ------------

Cash and cash equivalents                                     $     9        $    40          $   23        $      -        $    72
Receivables                                                         -            122             416               -            538
Inventories                                                         -            162             859               -          1,021
Other current assets                                                1             19               -               -             20
                                                           -----------    -----------    ------------    ------------   ------------
         Total current assets                                      10            343           1,298               -          1,651
                                                           -----------    -----------    ------------    ------------   ------------
                                                                                                                   -
Intercompany, net                                                 205            650            (855)              -              -
Goodwill and other intangibles                                      -            310               3               -            313
Investments and other noncurrent assets                         1,251            488              20          (1,254)           505
Property, plant and equipment, net                                  -          3,522             110               -          3,632
                                                           -----------    -----------    ------------    ------------   ------------
             Total assets                                     $ 1,466        $ 5,313          $  576        $ (1,254)       $ 6,101
                                                           ===========    ===========    ============    ============   ============

Total current liabilities                                        $ 41          $ 852          $   82        $      -          $ 975
Long-term debt                                                      -            798             295               -          1,093
Postemployment health care and other insurance benefits             -          1,524              22               -          1,546
Pension benefits                                                    -            560               3               -            563
Other                                                             (64)           466              33               -            435
Shareholders' equity                                            1,489          1,113             141          (1,254)         1,489
                                                           -----------    -----------    ------------    ------------   ------------
             Total liabilities and shareholders' equity       $ 1,466        $ 5,313          $  576        $ (1,254)       $ 6,101
                                                           ===========    ===========    ============    ============   ============

Condensed Consolidating Statement of Operations
(in millions)



                                                                     Three Months Ended March 31, 2000
                                                 -----------------------------------------------------------------------------------
                                                                              Non-Guarantor
                                                 Parent         Guarantor     Subsidiaries    Eliminations   Consolidated
                                                 ------------  -----------    -----------    ------------    ------------

Net sales                                           $   -        $ 1,226        $ 1,091         $  (992)        $ 1,325
Costs and expenses:
    Cost of products sold                               -          1,101          1,073            (992)          1,182
    Depreciation and amortization                       -             77              3               -              80
    Selling, general and administrative                 2             52              4               -              58
    Results of affiliates' operations                  11              9              -             (23)             (3)
    Net interest and other (income) expense             -             15              6               -              21
                                                 ---------    -----------    -----------    ------------    ------------
         Total                                         13          1,254          1,086          (1,015)          1,338
                                                 ---------    -----------    -----------    ------------    ------------
Income (loss) before income taxes                     (13)           (28)             5              23             (13)
Income tax provision                                    3              -              -               -               3
                                                 ---------    -----------    -----------    ------------    ------------
         Net income (loss)                          $ (16)       $   (28)       $     5         $    23         $   (16)
                                                 =========    ===========    ===========    ============    ============








                                                                   Three Months Ended March 31, 1999
                                                ----------------------------------------------------------------------------
                                                                             Non-Guarantor
                                                     Parent     Guarantor    Subsidiaries   Eliminations   Consolidated
                                                -------------  -----------  -------------  --------------- -----------------

Net sales                                           $   -         $  988          $ 926          $ (926)         $  988
Costs and expenses:
    Cost of products sold                               -            896            925            (926)            895
    Depreciation and amortization                       -             65              -               -              65
    Selling, general and administrative                 3             42              -               -              45
    Results of affiliates' operations                  28             32              -             (47)             13
    Net interest and other (income) expense            (4)           (16)            17               -              (3)
                                                ----------      ---------   ------------     -----------     -----------
         Total                                         27          1,019            942            (973)          1,015
                                                ----------      ---------   ------------     -----------     -----------
Income (loss) before income taxes                     (27)           (31)           (16)             47             (27)
Income tax provision                                    2              -              -               -               2
                                                ----------      ---------   ------------     -----------     -----------
         Net income (loss)                          $ (29)        $  (31)         $ (16)         $   47          $  (29)
                                                ==========      =========   ============     ===========     ===========

Condensed Consolidating Cash Flows Statement
(in millions)



                                                                                    Three Months Ended March 31, 2000
                                                                   -----------------------------------------------------------------
                                                                                            Non-Guarantor
                                                               Parent         Guarantor     Subsidiaries  Eliminations  Consolidated
                                                             --------------  ------------  -------------- ------------  ------------

Cash provided by (used in) operating activities                      $  27       $ (39)          $  38      $    -           $ 26
Investing activities:
    Capital expenditures                                                 -         (49)              -           -            (49)
    Investments in affiliates                                            -         (13)              -           -            (13)
    Other                                                                -          45              (8)          -             37
                                                             --------------  ----------    -----------    ---------    ----------
         Net cash provided by (used in) investing activities             -         (17)             (8)          -            (25)
                                                             --------------  ----------    -----------    ---------    ----------
Financing activities:
    Net borrowings                                                       -          (3)            (40)          -            (43)
    Dividends paid and other                                            (5)          -               -           -             (5)
                                                             --------------  ----------    -----------    ---------    ----------
         Net cash provided by (used in) financing activities            (5)         (3)            (40)          -            (48)
                                                             --------------  ----------    -----------    ---------    ----------
Net increase (decrease) in cash and cash equivalents                    22         (59)            (10)          -            (47)
Cash and cash equivalents at beginning of period                         9          40              23           -             72
                                                             --------------  ----------    -----------    ---------    ----------
Cash and cash equivalents at end of period                           $  31       $ (19)          $  13      $    -           $ 25
                                                             ==============  ==========    ===========    =========    ==========




                                                                                     Three Months Ended March 31, 1999
                                                              ----------------------------------------------------------------------
                                                                                          Non-Guarantor
                                                                  Parent      Guarantor   Subsidiaries  Eliminations  Consolidated
                                                              --------------------------  ------------  ------------  ------------

Cash provided by (used in) operating activities                      $ (40)      $  72           $ (26)     $    -           $  6
Investing activities:
    Capital expenditures                                                 -         (36)             (1)          -            (37)
    Investments in affiliates                                            -         (13)              -           -            (13)
    Net sales of marketable securities                                  47           -               -           -             47
    Other                                                                -          13             (19)          -             (6)
                                                                -----------  ----------    ------------   ---------    -----------
         Net cash provided by (used in) investing activities            47         (36)            (20)          -             (9)
                                                                -----------  ----------    ------------   ---------    -----------
Financing activities:
    Dividends paid and other                                            (4)          -               -           -             (4)
                                                                -----------  ----------    ------------   ---------    -----------
         Net cash provided by (used in) financing activities            (4)          -               -           -             (4)
                                                                -----------  ----------    ------------   ---------    -----------
Net increase (decrease) in cash and cash equivalents                     3          36             (46)          -             (7)
Cash and cash equivalents at beginning of period                        66         (22)             57           -            101
                                                                -----------  ----------    ------------   ---------    -----------
Cash and cash equivalents at end of period                           $  69       $  14           $  11      $    -           $ 94
                                                                ===========  ==========    ============   =========    ===========


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary results for the three months ended March 31, 2000 and 1999 for each segment are listed below ($ in millions):

                                                       Integrated Steel             Metal Fabrication            Corporate and Other
                                                   --------------------------   ---------------------------   ----------------------
                                                       2000         1999            2000         1999             2000         1999
                                                       ----         ----            ----         ----             ----         ----
 Sales
     Trade                                            $ 899        $ 840           $ 426         $ 148             $ -          $ -
     Intersegment                                        34           29               -             -               -            -
 Cost of products sold                                  851          801             365           123               -            -
 Selling, general and administrative                     29           29              27            13               2            3
 Results of affiliates' operations                        -            -              (1)            -              (2)          13
 Net interest and other (income) expense                  -            -              (2)            -              23           (3)
 Income (loss) before income taxes                      (11)         (23)             22             9             (24)         (13)

 Tons in thousands
      Steel shipments
          Trade                                       1,956        1,810             493           155
          Intersegment                                   98          103
      Raw steel production                            2,247        2,153
Operating rate                                         104%         101%


Integrated Steel
----------------

Sales in 2000 increased due to higher average steel selling prices of 1% and higher trade steel shipments of 8%.

Cost of products sold as a percentage of sales decreased in 2000 from 1999 primarily as a result of higher average selling prices.

Raw steel production at the Company's steelmaking facilities increased in 2000, primarily due to reduced operating levels in the 1999 quarter. The average operating rate was 104% in 2000 compared to 101% in the prior year.

The Company follows American Iron and Steel Institute ("AISI") standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company's products exceeds production capability.

Selling, general and administrative expenses in 2000 were equal to the 1999 expenses.

Metal Fabrication
-----------------

Sales in 2000 increased primarily due to the inclusion of the acquisitions of Welded Tube Co. of America and Copperweld Corporation and Copperweld Canada Inc., together (the "Acquisitions"). Higher shipments of 317,000 tons and higher average selling prices in the tubular products markets were complemented by higher metal buildings sales of 19%.

Cost of products sold as a percentage of sales increased in 2000 as a result of the inclusion of the Acquisitions in the 2000 quarter.

Selling, general and administrative expenses increased due to the Acquisitions.

Corporate and Other
-------------------

Results of affiliates' operations include steel-related joint ventures such as Trico Steel and Cliffs and Associates Limited (CAL). Trico Steel is a flat rolled minimill in which LTV has a 50% interest. Improved operating results in 2000 at Trico Steel are due to the resolution of mechanical problems that occurred in 1999. Included in the 2000 quarter results is a gain from insurance proceeds of $5.2 million (LTV share $2.6 million). At Trico, higher production and shipment levels coupled with higher average selling prices have led to the improved results in the 2000 quarter compared to the same quarter last year.

Also included in this segment are the start-up costs of CAL, a direct reduced iron joint venture in which LTV has a 46.5% interest. LTV's share of the CAL start-up costs was $3 million in the first quarter of 2000. The joint venture has generated trial material but continued mechanical equipment issues have prevented achieving commercial quantities.

Interest expense is higher in 2000 due to the $715 million of increased borrowings to finance the Acquisitions and lower interest income resulting from lower levels of investments and lower capitalized interest expense.

Income Taxes
------------

The 2000 and 1999 cash taxes consist of state, foreign and federal taxes including a less than 80% owned subsidiary. In 2000 and 1999 the Company recorded full valuation allowances to offset the non-cash tax benefit arising from the current year losses. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be "more likely than not" and, consequently, established a valuation reserve for all of its net deferred tax assets.

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

LIQUIDITY AND FINANCIAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, cash from operations, long-term borrowings, amounts available under existing credit facilities and other external sources of funds.

In 2000, total cash and cash equivalents decreased by $47 million to $25 million as of March 31, 2000. During 2000, cash provided by operating activities amounted to $26 million. Major uses of cash during 2000 included $43 million of debt repayment, $49 million in capital expenditures and $13 million for investments in steel-related businesses.

To fund the 1999 Acquisitions, LTV issued $275 million of 11.75% Senior Notes, a $225 million secured term loan and $80 million of cumulative convertible preferred stock. The balance was financed through increased borrowings under LTV's existing credit facilities.

The Company has credit facilities with banks, a "Receivables Facility" and an "Inventory Facility." In March 2000, the Company increased the Receivable Facility by $25 million to $345 million and the Inventory Facility by $55 million to $305 million, providing LTV with up to $650 million of financing resources at prevailing market rates. Substantially all of the Company's receivables and primarily all of the Integrated Steel segment's inventories are pledged as collateral under these credit agreements. At March 31, 2000, $280 million was borrowed against these facilities and $88 million of letters of credit were outstanding.

Management believes that cash provided by operations, along with its credit facilities, are sufficient to fund the current requirements of working capital, capital expenditures, investments in businesses and joint ventures and other postemployment benefits.

The Company's 8.2% Notes, the 11.75% Notes and the secured term loan contain various covenants that require the Company to maintain certain financial ratios and amounts, place restrictions on payments of dividends, stock repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive covenant, $42 million of retained earnings was available for stock dividend payments and stock repurchases at March 31, 2000. The Company does not believe that the restrictions contained in these covenants will cause significant limitations on its financial flexibility.

Since the second quarter of 1996, the Company has paid quarterly common stock dividends of $0.03 per share.

COMPETITION AND PRICES

Integrated Steel
----------------

Domestic steel producers face significant competition from foreign producers affecting both prices and volume. Due primarily to the 1998 economic difficulties faced by countries in Asia and Latin America, carbon flat rolled steel products imports into the U. S. increased to record levels during the fall of 1998. The downward pressure on pricing continued in the first half of 1999 as customers reduced their high inventory levels accumulated during the period of high imports. Based on preliminary AISI reports, imports through February 2000 were 18% of domestic steel consumption, the same level as the first quarter of 1999 and for the full year 1999. In 1998, import levels were 25% of domestic steel consumption with a significant percentage of these imports unfairly traded under U. S. trade laws that resulted in a sharp decline in domestic steel prices. Trade action brought by U. S. steel producers resulted in a reduction in import levels during early 1999, although carbon flat rolled steel imports continued throughout 1999 at levels that were in excess of recent years. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations of their governments than by prevailing market conditions.

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

Metal Fabrication
-----------------
Tubular Products
----------------

The mechanical tubing business is highly fragmented with over 100 participants geographically diversified across North America. Welded mechanical tube competition is stratified with quality ranging from non-commodity products to more commodity-like products which compete primarily on price.

The structural tubing business is characterized by intense competition, limited product differentiation, a fragmented supplier base, and the emergence of low-cost capacity in certain regions. The primary factors that affect competition are service and price. LTV Copperweld is the largest supplier to this market in North America and is differentiated by its proprietary Kleenkote(TM) process, large diameter product offerings, and broad geographic network of production facilities.

The standard line pipe markets are highly fragmented and heavily affected by foreign competition.

Metal Buildings
---------------

Metal buildings are an alternative to conventional forms of non-residential building construction, with competition primarily based on cost, construction time, appearance, thermal efficiency and other customer requirements. VP Buildings competes with numerous other metal buildings systems manufacturers as well as conventional general contractors. The largest five such manufacturers

(including VP Buildings) account for approximately 70% of industry sales, according to the Metal Building Manufacturers Association. Competition among metal buildings systems companies is based primarily on price, service, product design and performance, and marketing capabilities.

OTHER ITEMS

In the fourth quarter of 1998, a reserve of $55 million was recorded for the shutdown of cold roll finishing operations in the No. 2 finishing department at the Cleveland Works, recognition of an asset impairment at an electrogalvanizing joint venture, the shutdown of an electric-weld pipe line and a salaried workforce reduction. During the first quarter 2000, $8 million was charged to this reserve and there is no balance remaining at March 31, 2000. On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean-up in the third quarter of 1997. The Company charged $3 million against this reserve in 2000 with a balance remaining of $30 million at March 31, 2000.

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

The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome in the following environmental and litigation matters: approximately 1,250 asbestosis Ohio worker compensation claims filed since August 1, 1999; a notice of violation issued in 1995 by the Indiana Department of Environmental Management alleging releases of contaminants onto and beneath the ground at the Indiana Harbor Works; and dredging and disposal projects proposed in 1999 as part of a proposed settlement involving a National Resource Damage Assessment of the Grand Calumet River System.

The Company's results of operations in one or more interim or annual periods could be materially affected by unfavorable results in one or more of these matters. Based on information known to the Company, management believes the outcome of these matters should not have a material adverse effect upon the cash flows or consolidated financial position of the Company.

The Company spent approximately $4 million and $6 million for environmental clean-up and related demolition costs at operating and idled facilities for the periods ended March 31, 2000 and 1999, respectively. At March 31, 2000, the Company has a recorded liability of $117 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean-up of contamination. The Company also spent approximately $2 million and $1 million in the first quarter of 2000 and 1999, respectively, for environmental compliance-related capital expenditures for environmental projects and expects it will be required to spend an average of approximately $24 million annually in capital expenditures during the next five years to meet environmental standards.

YEAR 2000 READINESS

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

OUTLOOK

Demand for the Integrated Steel segment's products remains strong and is expected to result in continued strong shipments and operating levels in the second quarter of 2000. Despite the strength of the market and the April price increase, average selling prices are expected to remain below 1998 levels.

The Metal Fabrication segment shows continued strong sales from both tubular products and metal buildings systems. The Metal Fabrication segment is expected to report significantly higher sales during 2000 due to the inclusion of the Acquisitions for the full year.

Corporate and Other is expected to benefit from improved Trico Steel operations, but higher interest expense related to the debt from acquisitions and the CAL startup losses are expected to continue to impact results in this segment. Trico Steel has shown improved financial results in every quarter of 1999 and also in the first quarter of 2000. CAL is expected to continue to incur start-up costs. Higher interest expense related to the debt from the acquisitions is expected to continue to impact results in this segment.

LTV has been notified by Metropolitan Life Insurance Company (MetLife) that it is entitled to receive approximately 2.5 million shares of MetLife common shares in that company's demutualization, which became effective April 7, 2000. LTV elected to receive cash for its shares and expects to receive net proceeds of approximately $30 million during the second quarter of 2000.

The Company is exploring options that would eliminate some operations that are no longer considered central to its core operations in its Integrated Steel segment. Actions may be taken sometime during the balance of the year.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In March 2000, the International Trade Commission (the "ITC") rendered its final injury determination on the cold rolled trade cases filed on June 21, 1999 by LTV Steel and other domestic integrated steel producers that are described in LTV's Annual Report on Form 10-K for the year ended December 31, 1999. The ITC found that cold rolled imports from Argentina, Brazil, Japan, Russia, South Africa and Thailand did not cause or threaten to cause material injury to domestic producers.

In April 2000, Mexico's Secretariat of Commerce and Industrial Development concluded the anti-dumping administrative review of LTV Steel's hot rolled steel exports to Mexico that is described in LTV's Annual Report on Form 10-K for the year ended December 31, 1999. As a result, the 28.73% anti-dumping duty rate previously applied to LTV Steel's hot rolled exports to Mexico has been revoked, leaving LTV Steel with a 0% anti-dumping duty rate on hot rolled steel exports to Mexico. At present, no duties exist on any LTV Steel product exports to Mexico.

Approximately 1,250 asbestosis Ohio workers' compensation claims have been filed with LTV Steel, the majority of which were filed on behalf of retired employees who worked at facilities that were closed in the early 1980s. Most of the asbestosis workers' compensation claims were filed by the same Cleveland law firm. LTV anticipates that additional claims may be filed.

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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




                                            THE LTV CORPORATION
                                      --------------------------------
                                                (Registrant)




                                      By /s/ George T. Henning
                                         -----------------------------
                                              George T. Henning
                                              Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                              Accounting Officer)






Date:     May 2, 2000
       ------------------------