Form 10-Q
period 2000-06-30
LTV CORP
filed 2000-08-01
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                                      100,136,780 shares of common stock
                                            (as of June 30, 2000)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)
                                   (Unaudited)

                                                Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                              ------------------------    ------------------------
                                                 2000          1999          2000          1999
                                              ----------    ----------    ----------    ----------
SALES                                         $    1,279    $    1,014    $    2,604    $    2,002

Costs and expenses:
    Cost of products sold                          1,144           909         2,326         1,804
    Depreciation and amortization                     84            66           164           131
    Selling, general and administrative               58            46           116            91
    Results of affiliates' operations                  3             9          --              22
    Loss on write down of equity affiliate            84          --              84          --
    Net interest and other (income) expense          (32)            1           (11)           (2)
    Special charges                                  207            39           207            39
                                              ----------    ----------    ----------    ----------
     Total                                         1,548         1,070         2,886         2,085
                                              ----------    ----------    ----------    ----------

LOSS BEFORE INCOME TAXES                            (269)          (56)         (282)          (83)

Income tax provision:
    Taxes payable                                      3             2             6             4
    Taxes not payable in cash                       --            --            --            --
                                              ----------    ----------    ----------    ----------
     Total                                             3             2             6             4
                                              ----------    ----------    ----------    ----------

NET LOSS                                      $     (272)   $      (58)   $     (288)   $      (87)
                                              ==========    ==========    ==========    ==========

Earnings per share:
    Basic and Diluted                         $    (2.74)   $    (0.58)   $    (2.92)   $    (0.88)
                                              ==========    ==========    ==========    ==========

Cash dividends per common share               $     0.03    $     0.03    $     0.06    $     0.06
                                              ==========    ==========    ==========    ==========

--------

See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)

                                                                          June 30,    December 31,
                                                                            2000          1999
                                                                         ----------    ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                             $       15    $       72
   Receivables, less allowance for doubtful accounts                            666           538
   Inventories:
         Products                                                               746           728
         Materials, purchased parts and supplies                                258           270
                                                                         ----------    ----------
              Total inventories                                               1,004           998
   Prepaid expenses, deposits and other                                          36            43
                                                                         ----------    ----------
              Total current assets                                            1,721         1,651
                                                                         ----------    ----------
INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       265           358
GOODWILL AND OTHER INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                 346           313
OTHER NONCURRENT ASSETS                                                         113           147
PROPERTY, PLANT AND EQUIPMENT                                                 4,715         4,870
   Allowance for depreciation                                                (1,303)       (1,238)
                                                                         ----------    ----------
              Total property, plant and equipment                             3,412         3,632
                                                                         ----------    ----------
                                                                         $    5,857    $    6,101
                                                                         ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                      $      431    $      416
   Accrued employee compensation and benefits                                   316           305
   Other accrued liabilities                                                    228           225
   Current maturities of debt                                                    27            29
                                                                         ----------    ----------
              Total current liabilities                                       1,002           975
                                                                         ----------    ----------
NONCURRENT LIABILITIES
   Long-term debt                                                             1,057         1,093
   Postemployment health care and other insurance benefits                    1,525         1,546
   Pension benefits                                                             621           563
   Other                                                                        464           435
                                                                         ----------    ----------
              Total noncurrent liabilities                                    3,667         3,637
                                                                         ----------    ----------
SHAREHOLDERS' EQUITY
   Preferred stock
     Series A Cumulative convertible (aggregate liquidation value $80)            2             2
     Series B Convertible (aggregate liquidation value $50)                       1             1
   Common stock (par value $0.50 per share)                                      53            53
   Additional paid-in capital                                                 1,107         1,107
   Retained earnings                                                             96           393
   Treasury stock (5 million shares at cost)                                    (66)          (66)
   Other comprehensive loss and other                                            (5)           (1)
                                                                         ----------    ----------
              Total shareholders' equity                                      1,188         1,489
                                                                         ----------    ----------
                                                                         $    5,857    $    6,101
                                                                         ==========    ==========

--------

See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                        2000          1999
                                                                     ----------    ----------
OPERATING ACTIVITIES
    Net loss                                                         $     (288)   $      (87)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Gain on sale of business                                             (26)         --
       Noncash special charges and write down of equity affiliate           291            39
       Noncash loss of affiliates                                          --              22
       Depreciation and amortization                                        164           131
       Pension funding less (more) than related expense                      19           (10)
       Postemployment benefit payments (more) than related expense          (12)          (10)
       VEBA funding                                                         (10)          (10)
       Changes in assets, liabilities and other                             (83)          (57)
                                                                     ----------    ----------
           Net cash provided by operating activities                         55            18
                                                                     ----------    ----------

INVESTING ACTIVITIES
    Capital expenditures                                                   (107)          (84)
    Investments in steel-related businesses                                 (18)          (29)
    Proceeds from sale of business                                           29          --
    Net sales of marketable securities                                     --              46
    Proceeds from sale/leaseback and other                                   33            27
                                                                     ----------    ----------
           Net cash used in investing activities                            (63)          (40)
                                                                     ----------    ----------

FINANCING ACTIVITIES
    Net borrowings (repayments)                                             (39)         --
    Dividends paid and other                                                (10)           (7)
                                                                     ----------    ----------
           Net cash used in financing activities                            (49)           (7)
                                                                     ----------    ----------

Net decrease in cash and cash equivalents                                   (57)          (29)
Cash and cash equivalents at beginning of period                             72           101
                                                                     ----------    ----------

Cash and cash equivalents at end of period                           $       15    $       72
                                                                     ==========    ==========

Supplemental cash flow information is presented as follows:
    Interest payments                                                $       54    $       14
    Income tax payments                                                      10             1
    Capitalized interest                                                      7             9
    Borrowings under credit facilities                                    2,407          --
    Paydowns on borrowings under credit facilities                        2,446          --
    Purchases of marketable securities                                     --             102
    Sales and maturities of marketable securities                          --             148

---------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

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


NOTE (2) - Total comprehensive loss for the three months and six months ended June 30, 2000 totaled $275 million and $291 million, respectively. Total comprehensive loss for the three months and six months ended June 30, 1999 totaled $59 million and $90 million, respectively. Other comprehensive loss included in the balance sheet amounted to $3 million at June 30, 2000, with no material changes since December 31, 1999. The other comprehensive loss at June 30, 1999 was $13 million, with no significant changes since December 31, 1998.


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

                                     Six months ended
                                       June 30, 1999
                                     ----------------
Net Sales                              $      2,423

Net loss                               $       (104)

Basic and diluted loss per share       $      (1.08)

NOTE (4) - The Company has a 50% interest in an unconsolidated joint venture, Trico Steel Company, L.L.C. ("Trico Steel") which is accounted for under the equity method. Included in LTV's consolidated results are pretax losses of $2 million and $8 million for the three months ended June 30, 2000 and 1999, respectively, and a pretax profit of $3 million and a pretax loss of $21 million for the six months ended June 30, 2000 and 1999, respectively, representing the Company's share of Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):

                               Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                              --------------------    -------------------
                                2000        1999        2000       1999
                              --------    --------    --------   --------
Results of operations:
    Net sales                 $    114    $     70    $    239   $    117
    Costs and expenses             117          85         233        158
                              --------    --------    --------   --------

       Pretax income (loss)   $     (3)   $    (15)   $      6   $    (41)
                              ========    ========    ========   ========

Financial Position at:      June 30, 2000           December 31, 1999
                          -----------------         -----------------
    Current assets                 $    122                 $     97
    Noncurrent assets                   513                      520
    Current liabilities                 (69)                     (60)
    Noncurrent liabilities             (350)                    (347)
                                   --------                 --------

       Members' equity             $    216                 $    210
                                   ========                 ========


NOTE (5) - In the second quarter, LTV announced its intention to close permanently the operation of LTV Steel Mining Company, a producer of taconite (iron ore) pellets. Stripping operations were suspended May 28, 2000 and other operations are expected to continue for about one year. Upon closure, pellets will be obtained from alternate North American sources primarily through long-term contracts. Cleveland-Cliffs Inc has an option to purchase the mine and expressed an interest in examining alternative uses for the mine. The $205 million special charge could increase by approximately $75 million to $85 million for environmental and other closure matters should Cleveland-Cliffs Inc not purchase the mine. Approximately one-half of the special charge is a non-cash asset write-down with the balance to be paid over a period of approximately 10 years. Anticipated savings from purchasing pellets compared to continued operation are expected to total approximately $60 million annually.

In the second quarter, an additional special charge of $2 million was recorded for the closure of a Cleveland tubing facility.

In the second quarter, LTV determined that its investment in Cliffs and Associates Limited ("CAL") was no longer a strategic asset and would require significant additional investment with no certainty that acceptable financial returns would be realized. As a result, LTV has advised the other CAL partners of its intent to provide no further funding and is working with the other partners to achieve an orderly exit. The CAL investment, which contributed over $7 million to LTV's losses for the first six months, has been written down by $84 million to its fair value.

NOTE (6) - LTV operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products. Sales are made primarily to the domestic transportation, appliance, container, electrical equipment and converter markets. The product lines of the Metal Fabrication segment include pipe, conduit, mechanical and structural tubular products for use in transportation, agriculture, oil and gas, and construction industries; bimetallic wire for the telecommunications and utilities industries; manufactured pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of steel-related joint ventures, primarily Trico Steel and CAL, which are accounted for using the equity method, and corporate investments and related income and expenses.

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

For the three months ended June 30:                    2000                                     1999
                                   -----------------------------------------  -------------------------------------------
                                   Integrated     Metal    Corporate          Integrated    Metal    Corporate
                                      Steel   Fabrication  & Other     Total     Steel    Fabrication & Other     Total
                                      -----   -----------  -------     -----     -----    -------------------     -----
Trade sales                          $   838    $   441    $  --      $ 1,279    $   847    $   167   $  --      $ 1,014
Intersegment sales                        35       --         --           35         15       --        --           15
Segment income (loss) before
  special charges and income taxes        24         27       (113)       (62)       (14)        12       (15)       (17)
Special charges                         (205)        (2)      --         (207)       (39)      --        --          (39)

For the six months ended June 30:                      2000                                     1999
                                   -----------------------------------------  -------------------------------------------
                                   Integrated     Metal    Corporate          Integrated    Metal     Corporate
                                      Steel   Fabrication  & Other     Total     Steel   Fabrication   & Other    Total
                                      -----   -----------  -------     -----     -----   ------------  -------    -----
Trade sales                          $ 1,737    $   867    $  --      $ 2,604    $ 1,687    $   315   $  --      $ 2,002
Intersegment sales                        69       --         --           69         44       --        --           44
Segment income (loss) before
  special charges and income taxes        13         49       (137)       (75)       (37)        21       (28)       (44)
Special charges                         (205)        (2)      --         (207)       (39)      --        --          (39)


NOTE (7) - All of LTV's existing subsidiaries, including Copperweld and Welded Tube, and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities) fully and unconditionally, jointly and severally guarantee LTV's obligation to pay principal, premium, if any, and interest with respect to the 11.75% Senior Notes due October 2009, the 8.2% Senior Notes due September 2007 and the Secured Facility.

The following supplemental condensed consolidating financial statements of The LTV Corporation present (in millions): balance sheets as of June 30, 2000 and December 31, 1999; statements of operations for the three months and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999. The LTV Corporation (Parent), the Guarantors and Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet
(in millions)

                                                                                         June 30, 2000
                                                          -------------------------------------------------------------------
                                                                                     Non-Guarantor
                                                            Parent       Guarantor    Subsidiaries  Eliminations Consolidated
                                                            ------       ---------    ------------  ------------ ------------
Cash and cash equivalents                                 $        4    $       (4)   $       15    $     --      $       15
Receivables                                                     --             120           546          --             666
Inventories                                                     --             157           847          --           1,004
Other current assets                                            --              35             1          --              36
                                                          ----------    ----------    ----------    ----------    ----------
      Total current assets                                         4           308         1,409          --           1,721

Intercompany, net                                                265           722          (987)         --            --
Goodwill and other intangibles                                  --             342             4          --             346
Investments and other noncurrent assets                          970           456            10        (1,058)          378
Property, plant and equipment, net                              --           3,309           103          --           3,412
                                                          ----------    ----------    ----------    ----------    ----------
        Total assets                                      $    1,239    $    5,137    $      539    $   (1,058)   $    5,857
                                                          ==========    ==========    ==========    ==========    ==========

Total current liabilities                                 $       34    $      892    $       76    $     --      $    1,002
Long-term debt                                                  --             797           260          --           1,057
Postemployment health care and other insurance benefits         --           1,514            11          --           1,525
Pension benefits                                                --             619             2          --             621
Other                                                             17           425            22          --             464
Shareholders' equity                                           1,188           890           168        (1,058)        1,188
                                                          ----------    ----------    ----------    ----------    ----------
        Total liabilities and shareholders' equity        $    1,239    $    5,137    $      539    $   (1,058)   $    5,857
                                                          ==========    ==========    ==========    ==========    ==========


                                                                                       December 31, 1999
                                                          -------------------------------------------------------------------
                                                                                     Non-Guarantor
                                                            Parent       Guarantor    Subsidiaries  Eliminations Consolidated
                                                            ------       ---------    ------------  ------------ ------------
Cash and cash equivalents                                 $        9    $       40    $       23    $     --      $       72
Receivables                                                     --             122           416          --             538
Inventories                                                     --             139           859          --             998
Other current assets                                               1            42          --            --              43
                                                          ----------    ----------    ----------    ----------    ----------
      Total current assets                                        10           343         1,298          --           1,651

Intercompany, net                                                205           650          (855)         --            --
Goodwill and other intangibles                                  --             310             3          --             313
Investments and other noncurrent assets                        1,251           488            20        (1,254)          505
Property, plant and equipment, net                              --           3,522           110          --           3,632
                                                          ----------    ----------    ----------    ----------    ----------
        Total assets                                      $    1,466    $    5,313    $      576    $   (1,254)   $    6,101
                                                          ==========    ==========    ==========    ==========    ==========

Total current liabilities                                 $       41    $      852    $       82    $     --      $      975
Long-term debt                                                  --             798           295          --           1,093
Postemployment health care and other insurance benefits         --           1,524            22          --           1,546
Pension benefits                                                --             560             3          --             563
Other                                                            (64)          466            33          --             435
Shareholders' equity                                           1,489         1,113           141        (1,254)        1,489
                                                          ----------    ----------    ----------    ----------    ----------
        Total liabilities and shareholders' equity        $    1,466    $    5,313    $      576    $   (1,254)   $    6,101
                                                          ==========    ==========    ==========    ==========    ==========

Condensed Consolidating Statement of Operations
(in millions)


                                                             Three Months Ended June 30, 2000
                                            --------------------------------------------------------------------
                                                                       Non-Guarantor
                                             Parent        Guarantor    Subsidiaries  Eliminations  Consolidated
                                             ------        ---------    ------------  ------------  ------------

Net sales                                   $     --      $    1,176    $    1,036    $     (933)   $    1,279
Costs and expenses:
  Cost of products sold                           --           1,080           997          (933)        1,144
  Depreciation and amortization                   --              82             2          --              84
  Selling, general and administrative                2            53             3          --              58
  Results of affiliates' operations                271           (14)         --            (254)            3
  Loss on write down of equity affiliate          --              84          --            --              84
  Net interest and other (income) expense         --             (43)           11          --             (32)
  Special charges                                 --             207          --            --             207
                                            ----------    ----------    ----------    ----------    ----------
     Total                                         273         1,449         1,013        (1,187)        1,548
                                            ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes                 (273)         (273)           23           254          (269)
Income tax provision                                 1          --              (4)         --              (3)
                                            ----------    ----------    ----------    ----------    ----------
     Net income (loss)                      $     (272)   $     (273)   $       19    $      254    $     (272)
                                            ==========    ==========    ==========    ==========    ==========

                                                              Three Months Ended June 30, 1999
                                            --------------------------------------------------------------------
                                                                       Non-Guarantor
                                             Parent        Guarantor    Subsidiaries  Eliminations Consolidated
                                             ------        ---------    ------------  ------------ ------------

Net sales                                   $     --      $    1,005    $      933    $     (924)   $    1,014
Costs and expenses:
  Cost of products sold                           --             888           945          (924)          909
  Depreciation and amortization                   --              66          --            --              66
  Selling, general and administrative                3            43          --            --              46
  Results of affiliates' operations                 52            38          --             (81)            9
  Net interest and other (income) expense            1           (17)           17          --               1
  Special charges                                 --              39          --            --              39
                                            ----------    ----------    ----------    ----------    ----------
     Total                                          56         1,057           962        (1,005)        1,070
                                            ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes                  (56)          (52)          (29)           81           (56)
Income tax provision                                (2)         --            --            --              (2)
                                            ----------    ----------    ----------    ----------    ----------
     Net income (loss)                      $      (58)   $      (52)   $      (29)   $       81    $      (58)
                                            ==========    ==========    ==========    ==========    ==========

(in millions)

                                                               Six Months Ended June 30, 2000
                                            ---------------------------------------------------------------------
                                                                       Non-Guarantor
                                              Parent       Guarantor   Subsidiaries   Eliminations  Consolidated
                                              ------       ---------   ------------   ------------  ------------

Net sales                                   $     --      $    2,402    $    2,127    $   (1,925)   $    2,604
Costs and expenses:
  Cost of products sold                           --           2,181         2,070        (1,925)        2,326
  Depreciation and amortization                   --             159             5          --             164
  Selling, general and administrative                4           105             7          --             116
  Results of affiliates' operations                282            (5)         --            (277)         --
  Loss on write down of equity affiliate          --              84          --            --              84
  Net interest and other (income) expense         --             (28)           17          --             (11)
  Special charges                                 --             207          --            --             207
                                            ----------    ----------    ----------    ----------    ----------
     Total                                         286         2,703         2,099        (2,202)         2,886
                                            ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes                 (286)         (301)           28           277          (282)
Income tax provision                                (2)         --              (4)         --              (6)
                                            ----------    ----------    ----------    ----------    ----------
     Net income (loss)                      $     (288)   $     (301)   $       24   $      277    $     (288)
                                            ==========    ==========    ==========    ==========    ==========

                                                               Six Months Ended June 30, 1999
                                            ---------------------------------------------------------------------
                                                                       Non-Guarantor
                                              Parent       Guarantor   Subsidiaries   Eliminations  Consolidated
                                              ------       ---------   ------------   ------------  ------------


Net sales                                   $     --      $    1,993    $    1,859    $   (1,850)   $    2,002
Costs and expenses:
  Cost of products sold                           --           1,784         1,870        (1,850)        1,804
  Depreciation and amortization                   --             131          --            --             131
  Selling, general and administrative                6            85          --            --              91
  Results of affiliates' operations                 80            70          --            (128)           22
  Net interest and other (income) expense           (3)          (33)           34          --              (2)
  Special charges                                 --              39          --            --              39
                                            ----------    ----------    ----------    ----------    ----------
     Total                                          83         2,076         1,904        (1,978)        2,085
                                            ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes                  (83)          (83)          (45)          128           (83)
Income tax provision                                (4)         --            --            --              (4)
                                            ----------    ----------    ----------    ----------    ----------
     Net income                             $      (87)   $      (83)   $      (45)   $      128    $      (87)
                                            ==========    ==========    ==========    ==========    ==========

Condensed Consolidating Cash Flows Statement
(in millions)

                                                                               Six Months Ended June 30, 2000
                                                           -------------------------------------------------------------------
                                                                                       Non-Guarantor
                                                            Parent       Guarantor    Subsidiaries  Eliminations  Consolidated
                                                            ------       ---------    ------------  ------------  ------------

Cash (used in) provided by operating activities            $        5    $        6    $       44    $     --     $       55
Investing activities:
  Capital expenditures                                           --            (101)           (6)         --           (107)
  Investments in steel-related businesses                        --             (18)         --            --            (18)
  Proceeds from sale of business                                 --              29          --            --             29
  Proceeds from sale/leaseback and other                         --              46           (13)         --             33
                                                           ----------    ----------    ----------    ----------   ----------
     Net cash provided by (used in) investing activities         --             (44)          (19)         --            (63)
                                                           ----------    ----------    ----------    ----------   ----------
Financing activities:
  Net borrowings (payments)                                      --              (4)          (35)         --            (39)
  Dividends paid and other                                        (10)         --            --            --            (10)
                                                           ----------    ----------    ----------    ----------   ----------
     Net cash (used in) provided by financing activities          (10)           (4)          (35)         --            (49)
                                                           ----------    ----------    ----------    ----------   ----------
Net increase (decrease) in cash and cash equivalents               (5)          (42)          (10)         --            (57)
Cash and cash equivalents at beginning of year                      9            40            23          --             72
                                                           ----------    ----------    ----------    ----------   ----------
Cash and cash equivalents at end of period                 $        4    $       (2)   $       13    $     --     $       15
                                                           ==========    ==========    ==========    ==========   ==========

                                                                               Six Months Ended June 30, 2000
                                                           -------------------------------------------------------------------
                                                                                       Non-Guarantor
                                                            Parent       Guarantor    Subsidiaries  Eliminations  Consolidated
                                                            ------       ---------    ------------  ------------  ------------

Cash (used in) provided by operating activities            $      (56)   $       88    $      (14)   $     --     $       18
Investing activities:
  Capital expenditures                                           --             (82)           (2)         --            (84)
  Investments in steel-related businesses                        --             (29)         --            --            (29)
  Net sales of marketable securities                               46          --            --            --             46
  Proceeds from sale/leaseback and other                           (1)           47           (19)         --             27
                                                           ----------    ----------    ----------    ----------   ----------
     Net cash provided by (used in) investing activities           45           (64)          (21)         --            (40)
                                                           ----------    ----------    ----------    ----------   ----------
Financing activities:

  Dividends paid and other                                         (7)         --            --            --             (7)
                                                           ----------    ----------    ----------    ----------   ----------
     Net cash (used in) provided by financing activities           (7)         --            --            --             (7)
                                                           ----------    ----------    ----------    ----------   ----------
Net increase (decrease) in cash and cash equivalents              (18)           24           (35)         --            (29)
Cash and cash equivalents at beginning of year                     66           (22)           57          --            101
                                                           ----------    ----------    ----------    ----------   ----------
Cash and cash equivalents at end of period                 $       48    $        2    $       22    $     --     $       72
                                                           ==========    ==========    ==========    ==========   ==========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Summary results for the three months and six months ended June 30, 2000 and 1999 for each segment are listed below ($ in millions):

                                                                       Three Months Ended June 30,
                                           -----------------------------------------------------------------------------------
                                                Integrated Steel             Metal Fabrication        Corporate and Other
                                                ----------------             -----------------        -------------------
                                              2000            1999          2000          1999         2000         1999
                                              ----            ----          ----          ----         ----         ----
 Sales -  Trade                            $      838     $      847     $      441    $      167    $     --      $     --
          Intersegment                             35             15           --            --            --            --

 Cost of products sold                            801            785            378           139          --            --
 Selling, general and administrative               30             29             25            14             3             3
 Results of affiliates' operations               --             --             --              (1)            3            10
 Write down of equity affiliate                  --             --             --            --              84          --
 Net interest and other (income) expense          (53)             1             (3)         --              24            (2)
 Special charges                                  205             39              2          --            --            --
 Income (loss) before income taxes               (181)           (53)            25            12          (113)          (15)

 Tons in thousands
        Shipments
            Trade                               1,771          1,819            502           168
            Intersegment                           93             38
        Raw steel production                    2,168          2,136
Operating rate                                    101%            99%

                                                                        Six Months Ended June 30,
                                           -----------------------------------------------------------------------------------
                                                Integrated Steel             Metal Fabrication        Corporate and Other
                                                ----------------             -----------------        -------------------
                                              2000            1999          2000          1999         2000         1999
                                              ----            ----          ----          ----         ----         ----
 Sales -  Trade                            $    1,737     $    1,687     $      867    $      315    $     --      $     --
          Intersegment                             69             44           --            --            --            --

 Cost of products sold                          1,652          1,586            743           262          --            --
 Selling, general and administrative               59             58             52            27             5             6
 Results of affiliates' operations               --             --               (1)           (1)            1            23
 Write down of equity affiliate                  --             --             --            --              84          --
 Net interest and other (income) expense          (53)             1             (5)         --              47             1
 Special charges                                  205             39              2          --            --            --
 Income (loss) before income taxes               (192)           (76)            47            21          (137)          (30)

 Tons in thousands
        Shipments
            Trade                               3,727          3,629            993           324
            Intersegment                          191            155
        Raw steel production                    4,415          4,289
Operating rate                                    102%           100%

Integrated Steel
----------------

Sales in the second quarter 2000 increased due to 2% higher average selling prices on shipments that were about equal to the prior year quarter. In the first six months of 2000 sales increased due to 4% higher shipments with average steel selling prices remaining about equal to the prior year.

Cost of products sold as a percentage of sales increased in the 2000 periods from 1999 periods primarily from higher employee costs resulting from the August 1, 1999 labor agreement, higher energy costs, an unplanned seven day blast furnace interruption and computer model problems at the Indiana Harbor Works tandem mill. These increased costs were partially offset by favorable settlements of environmental insurance claims recorded in the second quarter of 2000, higher yields and lower outside processing and warehousing costs.

Raw steel production at the Company's steelmaking facilities increased in the 2000 periods, primarily due to reduced operating levels in the 1999 periods. The average operating rate in the second quarter and first half of 2000 was 101% and 102%, respectively, compared to 99% and 100% in the prior year quarter and first six months, respectively.

The Company follows American Iron and Steel Institute ("AISI") standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company's products exceeds production capability.

Selling, general and administrative expenses in 2000 were approximately equal to the 1999 expenses.


Included in other income and expense are gains of $53 million from the demutualization of Metropolitan Life Insurance Company and the sale of LTV's investment in Presque Isle Corporation, a limestone quarry facility.


Metal Fabrication
-----------------

Sales in 2000 increased primarily due to the inclusion of the acquisitions of Welded Tube Co. of America and Copperweld Corporation and Copperweld Canada
Inc. (together, the "Acquisitions"). Shipments increased by 334,000 tons in the second quarter and 669,000 tons in the first half of 2000 over comparable periods in the prior year. Higher average selling prices in the tubular products markets were complemented by higher metal buildings sales of 6% in the second quarter and 12% for the first half.

Cost of products sold as a percentage of sales increased in 2000 as a result of the inclusion of the Acquisitions in the 2000 periods.

Selling, general and administrative expenses increased due to the Acquisitions.


Corporate and Other
-------------------

Results of affiliates' operations include steel-related joint ventures such as Trico Steel and CAL. Trico Steel is a flat rolled minimill in which LTV has a 50% interest.

Improved operating results in 2000 at Trico Steel are due to the resolution of mechanical problems that occurred in 1999. Include's in the 2000 results is a gain from insurance proceeds of $5.2 million (LTV's share $2.6 million). At Trico Steel, higher production and shipment levels coupled with higher average selling prices have led to the improved results in the 2000 periods compared to the same periods in the prior year. LTV's share of Trico Steel results were a loss of $2 million and a profit of $3 million in the three months and six months ended June 30, 2000, respectively. This compares to the losses of $8 million and $21 million for the three months and six months ended June 30, 1999 when Trico Steel had experienced a transformer failure in early 1999.

In the second quarter, LTV determined that its investment in CAL was no longer a strategic asset and would require significant additional investment with no certainty that acceptable financial returns would be realized. As a result, LTV has advised the other CAL partners of its intent to provide no further funding and is working with the other partners to achieve an orderly exit. The CAL investment, which contributed over $7 million to LTV's losses for the first six months, has been written down by $84 million to its fair value.

Interest expense is higher in 2000 due to the $715 million of increased borrowings to finance the Acquisitions and lower interest income resulting from lower levels of investments and lower capitalized interest expense.

Income Taxes
------------

The 2000 and 1999 cash taxes consist of state, foreign and federal taxes including a less than 80% owned subsidiary, which was sold on June 30, 2000. In 2000 and 1999 the Company recorded full valuation allowances to offset the non-cash tax benefit arising from the losses. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be "more likely than not" and, consequently, established a valuation reserve for all of its net deferred tax assets.

The Company's ability to reduce its future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986. For the purpose of preserving LTV's ability to utilize its net operating loss carryforwards, Article Ninth of LTV's Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of LTV's common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above.


LIQUIDITY AND FINANCIAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, cash from operations, long-term borrowings, amounts available under existing credit facilities and other external sources of funds.

In 2000, total cash and cash equivalents decreased by $57 million to $15 million as of June 30, 2000. During 2000, cash provided by operating activities amounted to $55 million. Major uses of cash during 2000 included $39 million of debt repayment, $107 million in capital expenditures and $18 million for investments in steel-related businesses. Reported cash flow includes $38 million from a sale and leaseback of a tubing facility in Portland, Oregon and $29 million from the sale of LTV's interest in Presque Isle Corporation.

The Company has credit facilities with banks, a "Receivables Facility" and an "Inventory Facility." In March 2000, the Company increased the Receivable Facility by $25 million to $345 million and the Inventory Facility by $55 million to $305 million, providing LTV with up to $650 million of financing resources at prevailing market rates. Substantially all of the Company's receivables and primarily all of the Integrated Steel segment's inventories are pledged as collateral under these credit agreements. At June 30, 2000, $285 million was borrowed against these facilities and $93 million of letters of credit were outstanding.

Management believes that cash provided by operations, along with its credit facilities, are sufficient to fund the current requirements of working capital, capital expenditures, investments in businesses and joint ventures and other postemployment benefits.

The Company's 8.2% Senior Notes due September 2007, the 11.75% Senior Notes due October 2009 and the Secured Facility contain various covenants that require the Company to maintain certain financial ratios and amounts, place restrictions on payments of dividends, stock repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive covenant, $54 million of retained earnings was available for stock dividend payments and stock repurchases at June 30, 2000. The Company does not believe that the restrictions contained in these covenants will cause significant limitations on its financial flexibility. Subsequent to the end of the second quarter, LTV used proceeds realized from the sale of Presque Isle to pay down $30 million of its Secured Facility.

Since the second quarter of 1996, the Company has paid quarterly common stock dividends of $0.03 per share.


COMPETITION AND PRICES

Integrated Steel
----------------

Domestic steel producers face significant competition from foreign producers affecting both prices and volume. Based on preliminary AISI reports, imports of steel products through May 2000 would be approximately 41 million tons on an annualized basis. The import level in 2000 is approaching the 42 million tons imported in 1998 when, due primarily to the 1998 economic difficulties faced by countries in Asia and Latin America, carbon flat rolled steel products imports into the U. S. increased to record levels during the fall of 1998. In 1998, import levels of flat rolled steel products were 25% of domestic steel consumption. A significant percentage of these imports were unfairly traded under U. S. trade laws resulting in a sharp decline in domestic steel prices. The downward pressure on pricing continued in the first half of 1999 as customers reduced their high inventory levels accumulated during the period of high imports. Trade action brought by U. S. steel producers resulted in a reduction in import levels during early 1999, although carbon flat rolled steel imports continued throughout 1999 at levels that were in excess of recent years. As a result, imports were reduced to 36 million tons for the year in 1999. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations of their governments than by prevailing market conditions.

LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with minimills, which in many cases have lower costs than integrated steel mills. Minimills generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Thin slab casting technologies have allowed some minimill producers to enter certain sectors of the flat rolled market that have traditionally been supplied by integrated producers. Industry experts estimate that current domestic raw steel production capacity will be increased by 1% by the end of 2001 as newly constructed minimills engage in start-up operations or expand operations.

Many steel products face substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete.

Metal Fabrication
-----------------

Tubular Products
----------------

The mechanical tubing business is highly fragmented with over 100 participants geographically diversified across North America. Welded mechanical tube competition is stratified with quality ranging from non-commodity products to more commodity-like products, which compete primarily on price.

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

The standard and line pipe markets are highly fragmented and heavily affected by foreign competition.


Metal Buildings
---------------

Metal buildings are an alternative to conventional forms of non-residential building construction, with competition primarily based on cost, construction time, appearance, thermal efficiency and other customer requirements. VP Buildings competes with numerous other metal buildings systems manufacturers as well as conventional general contractors. The largest five such manufacturers (including VP Buildings) account for approximately 60% of industry sales, according to the Metal Building Manufacturers Association. Competition among metal buildings systems companies is based primarily on price, service, product design and performance, and marketing capabilities.


OTHER ITEMS

LTV recorded special charges of $207 million in the second quarter of 2000 for the closure of the LTV Steel Mining Company, a Minnesota mining facility, and a Cleveland tubing facility. The special charge for the LTV Steel Mining Company of $205 million includes a facilities write-down of $108 million, termination costs of $86 million for 1,400 hourly and salaried employees and $11 million of other closure related costs. A special charge of $2 million was also recorded for the closure of the Cleveland tubing facility. $108 million was charged against these reserves in the second quarter of 2000 and there is a balance remaining of $99 million at June 30, 2000. In the fourth quarter of 1998, a reserve of $55 million was recorded for the shutdown of cold roll finishing operations in the No. 2 finishing department at the Cleveland Works, recognition of an asset impairment at an electrogalvanizing joint venture, the shutdown of an electric-weld pipe line and a salaried workforce reduction. During the first quarter 2000, $8 million was charged to this reserve and there is no balance remaining at June 30, 2000. On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean up in the third quarter of 1997. The Company charged $4 million against this reserve in 2000 with a balance remaining of $28 million at June 30, 2000.


ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean up of environmental media such as soils and groundwater. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company's facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed. If, in the future, the Company were required to investigate and remediate any contamination at plant sites where hazardous wastes have been used pursuant to the Resource Conservation Recovery Act, the Company could be required to record additional liabilities. The Company is unable to make meaningful estimates of the cost of these potential liabilities at this time, but they could have a material adverse effect on our interim or annual operating results and liquidity. Management does not believe that there would be a material adverse effect on LTV's financial position. In addition, certain environmental laws such as Superfund can impose liability for the entire cost of clean-up of contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of fault or the lawfulness of the original disposal activity. Permits and environmental controls are also required at LTV's facilities to reduce air and water pollution from certain operations; and these permits are subject to modification, renewal and revocation by issuing authorities. Additional permits may be required, or more onerous conditions may be imposed in our existing permits as a result of increases in production or modifications to certain of our facilities.

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

The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome in the following environmental and litigation matters: approximately 1,350 asbestosis Ohio worker compensation claims filed since August 1, 1999; a notice of violation issued in 1995 by the Indiana Department of Environmental Management alleging releases of contaminants onto and beneath the ground at the Indiana Harbor Works; and dredging and disposal projects proposed in 1999 as part of a proposed settlement involving a National Resource Damage Assessment of the Grand Calumet River System.

The Company's results of operations in one or more interim or annual periods could be materially affected by unfavorable results in one or more of these matters. Based on information known to the Company, management believes the outcome of these matters should not have a material adverse effect upon the cash flows or consolidated financial position of the Company.

The Company spent approximately $9 million and $10 million for environmental cleanup and related demolition costs at operating and idled facilities for the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000, the Company has a recorded liability of $118 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean up of contamination. The Company also spent approximately $5 million and $6 million in the first half of 2000 and 1999, respectively, for environmental compliance-related capital expenditures for environmental projects and expects it will be required to spend an average of approximately $24 million annually in capital expenditures during the next five years to meet environmental standards.


OUTLOOK

Although underlying demand for flat rolled steel continues to be strong in North America, high service center inventories and rising imports are impacting spot market pricing. Imports, on an annualized basis, are entering the market at a rate approaching that of the 1998 crisis. The recently released study of the steel trade crisis by the Clinton Administration confirmed the violations of U.S. trade laws and the injuries to U.S. companies caused by foreign competitors. The study is expected to serve as a platform upon which to build a more effective response to illegal steel trade. An improvement in the pricing environment later this year is dependent on a correction in the inventory and import problems. Improvement of LTV's Integrated Steel performance in the second half of 2000 also will be centered on continued progress in its cost reduction initiatives. These initiatives include yield improvements, initial benefits from the planned iron ore mine shutdown and various plant cost reduction programs. LTV's new joint venture hot dip galvanizing line, Columbus Coatings, is on schedule for startup later this year.

Continued progress in the Metal Fabrication segment is expected to provide continued year over year favorable comparisons. An orderly exit from LTV's investment in CAL will result in an elimination of further losses from this investment in the Corporate and Other Segment. Trico is impacted by the same pricing and supply environment as Integrated Steel, but continues to make operating improvements.

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

substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in integrating recent acquisitions or implementing information technology. In this regard, we also direct your attention to factors discussed above in the Management's Discussion and Analysis.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

UNITED STATES TRADE CASES

         Flat Rolled Steel Cases

         On June 21, 1999, LTV Steel and other domestic integrated steel producers filed cold rolled trade cases that are described in LTV's Annual Report on Form 10-K for the year ended December 31, 1999 and LTV's Quarterly Report on Form 10-Q for the period ended March 31, 2000. In January 2000, the Department of Commerce (the "DOC") made its final countervailing duty determinations ranging from 7.41% to 10.6% with respect to Brazil and its final determination of appropriate antidumping margins on cold rolled steel imports ranging from 16.65% to 80.67% for Argentina, Brazil, Japan, Russia, South Africa and Thailand. In March, April and May 2000, the DOC made its final determination of appropriate antidumping margins ranging from 8.67% to 163.89% for China, Indonesia, Slovakia, Taiwan, Turkey and Venezuela.

         Despite the DOC's issuance of substantial final antidumping margins, in March, April and June 2000, the International Trade Commission ("ITC") made a final determination that cold rolled steel imports from Argentina, Brazil, Japan, Russia, South Africa, Thailand, Turkey, Venezuela, China, Indonesia, Slovakia and Taiwan did not cause or threaten to cause material injury to domestic producers. In April 2000, the domestic producers filed an appeal of the ITC's decision with respect to Argentina, Brazil, Japan, Russia, South Africa and Thailand. In June 2000, the domestic producers appealed the ITC's decision with respect to Turkey and Venezuela. The domestic producers have until August 2000 to appeal the ITC's negative injury determination with respect to China, Indonesia, Slovakia and Taiwan.

ENVIRONMENTAL PROCEEDINGS

         In December 1999, the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") orally notified LTV that the agencies were considering the filing of an enforcement action under the Resource Conservation and Recovery Act with respect to LTV's Indiana Harbor Works ("IHW"). In June and July 2000, the EPA and the Indiana Department of Environmental Management ("IDEM") conducted a multi-media environmental inspection of the IHW, including the collection of waste samples and subsurface samples from a former coke plant facility. LTV does not yet know the conclusion of the EPA and IDEM with respect to the inspection.

         City of Buffalo. In May, 2000, the EPA began conducting a sampling program, pursuant to its authority under the Comprehensive Environmental Response, Compensation and Liability Act, in the neighborhood across the street from the LTV/Hanna Furnace Corporation property in Buffalo, New York (the "Hickory Woods subdivision"). The sampling program encompasses approximately 5 city blocks and includes properties sold by LTV and Hanna Furnace Corporation in 1992 to the Buffalo Urban Renewal Authority ("BURA") and upon which BURA provided for the construction of new homes. Separately, LTV, Hanna Furnace Corporation and BURA signed an agreement with EPA, effective June 2, 2000, which requires LTV and Hannah Furnace Corporation and BURA to remediate soil contaminated in 5 vacant lots in the Hickory Woods subdivision. These 5 vacant lots were included in the properties sold to BURA in 1992. LTV's share of the remediation cost is approximately $300,000.

OTHER

         In 1996, LTV Steel filed an action in the U.S. Court of Federal Claims seeking recovery of approximately $25 million in Federal Insurance Contribution Act ("FICA") and Federal Unemployment Tax Act ("FUTA") taxes that were paid by LTV Steel to the U.S. government during the period 1987 through 1993 in connection with certain pension make-up payments made to certain hourly and salaried retirees. LTV Steel's position is that these pension payments are not subject to FICA or FUTA taxes. On October 19, 1998, the U.S. Court of Federal Claims granted LTV Steel summary judgment. The parties stipulated the amount of the judgment to be approximately $24.6 million plus statutory interest, which LTV Steel estimated to be approximately $25 million as of 1999. Approximately one-third of the total amount recovered by LTV Steel would have been refunded to eligible retirees. On April 14, 1999, the government filed a notice of appeal of the summary judgment to the U.S. Court of Appeals for the Federal Circuit. On June 12, 2000, the Court of Appeals reversed the decision of the Court of Federal Claims and ruled in favor of the government. The case has been remanded to the Court of Federal Claims for decision on two issue not previously ruled upon by the lower court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders was held on April 28, 2000.

         (b) Peter Kelly, Stephen B. Timbers and Farah M. Walters were elected to the Board of Directors at the annual meeting. The term of office of each of John E. Jacob, Edward C. Joullian III, Samuel K. Skinner, Dr. Colin C. Blaydon, William H. Bricker, M. Thomas Moore and Vincent A. Sarni continued after the meeting.

         (c)(i) The shareholders elected three directors to the three-year class whose term of office will expire in 2003, as follows:

                                   Votes for                  Votes Withheld
                                   ---------                  --------------
Peter Kelly                       89,253,681                     4,873,450
Stephen B. Timbers                84,477,864                     9,649,267
Farah M. Walters                  84,438,024                     9,689,107


         (ii) The shareholders ratified the appointment of Ernst & Young LLP as auditors of LTV for the fiscal year ending December 31, 2000.

         Votes For:  93,208,840
         Votes Against: 642,376
         Abstentions: 275,915
         Broker Non-Votes: None

         (iii) The shareholders rejected a shareholder's proposal to recommend compensating directors in all cash.

         Votes For:  5,854,102

         Votes Against:  55,945,575
         Abstentions:  1,760,241
         Broker Non-Votes:  30,567,213

         (iv) The shareholders rejected a shareholder's proposal to recommend modifying the stock option incentive program for management.

         Votes For:  8,515,268
         Votes Against:  53,220,444
         Abstentions:  1,824,205
         Broker Non-Votes:  30,567,214

ITEM 5.  OTHER INFORMATION

REQUIRED APPROVAL FOR CERTAIN PURCHASES OF COMMON STOCK

         For the purpose of preserving LTV's ability to utilize certain favorable tax attributes, Article Ninth of LTV's Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of LTV's common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above. A person's ownership interest percentage for purposes of Article Ninth is determined by reference to specified federal income tax principles, including attribution of shares from certain related parties, deemed exercise of rights to acquire stock and aggregation of shares purchased by persons acting in concert. PURCHASES OF COMMON STOCK FROM ANY PERSON OTHER THAN THE COMPANY ARE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH, AND ANY UNAPPROVED PURCHASE IN EXCESS OF THE AMOUNTS PERMITTED BY ARTICLE NINTH WILL BE VOID AB INITIO. A PROSPECTIVE PURCHASER OF COMMON STOCK WHO BELIEVES THAT IT MAY BE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH SHOULD CONSULT WITH THEIR ADVISORS OR LTV IN ADVANCE OF ACQUIRING SUCH SECURITIES TO DETERMINE IF ADVANCE APPROVAL MUST BE OBTAINED FROM LTV'S BOARD OF DIRECTORS.

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

                 * (10) - (49) - Pellet Sale and Purchase Agreement dated as of May 15, 2000, by and among The Cleveland-Cliffs Iron Company, an Ohio corporation, Cliffs Mining Company, a Delaware corporation, Northshore Mining Company, a Delaware corporation, and LTV Steel Company, Inc., a New Jersey corporation.

                  (11) - Statement re Computation of Per Share Earnings (filed herewith)

                  (27) - Financial Data Schedule (filed herewith)

         * Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     THE LTV CORPORATION
                                               ---------------------------------
                                                            (Registrant)



                                               By /s/ George T. Henning
                                                  ------------------------------
                                                      George T. Henning
                                                      Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)



Date:  August 1, 2000
       --------------