Form 10-Q
period 2000-09-30
LTV CORP
filed 2000-11-09
CIK 60731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_________

Commission File No. 1-4368

THE LTV CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1070950 (IRS Employer Identification No.)

200 Public Square Cleveland, Ohio (Address of principal executive offices)	44114-2308 (Zip Code)

Registrant’s telephone number, including area code: (216) 622-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

99,802,765 shares of common stock
(as of October 31, 2000)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE LTV CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Sales	$1,169	$983	$3,773	$2,985

Costs and expenses:

Cost of products sold	1,075	918	3,401	2,722

Depreciation and amortization	81	66	245	197

Selling, general and administrative	61	46	177	137

Results of affiliates’ operations	9	6	9	28

Loss on write down of equity affiliate	—	—	84	—

Net interest expense	24	5	73	10

Other (income) expense	(4)	(2)	(64)	(9)

Special charges	—	—	207	39

Total	1,246	1,039	4,132	3,124

Income (loss) before income taxes	(77)	(56)	(359)	(139)

Income tax provision	3	2	9	6

Net income (loss)	$(80)	$(58)	$(368)	$(145)

Earnings (loss) per share:

Basic and diluted	$(0.82)	$(0.58)	$(3.75)	$(1.46)

Cash dividends per common share	$0.03	$0.03	$0.09	$0.09

See notes to consolidated financial statements.

THE LTV CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	September 30,	December 31,
ASSETS	2000	1999

Current Assets	(unaudited)
Cash and cash equivalents	$45	$72

Receivables, less allowance for doubtful accounts	584	538

Inventories:

Products	725	728

Materials, purchased parts and supplies	282	248

Total inventories	1,007	976

Prepaid expenses, deposits and other	43	43

Total current assets	1,679	1,629

Investments and advances to affiliates	257	358

Goodwill and other intangibles, net of accumulated amortization	344	313

Other noncurrent assets	114	147

Property, plant and equipment	4,788	4,870

Allowance for depreciation	(1,372)	(1,238)

Total property, plant and equipment	3,416	3,632

	$5,810	$6,079

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$402	$416

Accrued employee compensation benefits	324	305

Other accrued liabilities	229	225

Current maturities of debt	27	29

Total current liabilities	982	975

Noncurrent liabilities

Long-term debt	1,157	1,093

Postemployment health care and other insurance benefits	1,515	1,546

Pension benefits	621	563

Other	455	435

	3,748	3,637

Shareholders’ equity

Preferred stock
Series A Cumulative convertible (aggregate liquidation value $80)	2	2

Series B Convertible (aggregate liquidation value $50)	1	1

Common stock (par value $0.50 per share)	53	53

Additional paid-in-capital	1,101	1,103

Retained earnings (deficit)	(6)	375

Treasury stock (5 million shares at cost)	(65)	(66)

Other comprehensive loss and other	(6)	(1)

Total shareholders’ equity	1,080	1,467

	$5,810	$6,079

See notes to consolidated financial statements.

THE LTV CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

Operating activities

Net income (loss)	$(368)	$(145)

Adjustments to reconcile income (loss) to net cash (used in) provided by operating activities:

Gain on sale of business	(26)	—

Special charges and writedown of equity affiliate	291	39

Noncash losses of affiliates	9	28

Depreciation and amortization	245	197

Pension funding less (more) than related expense	17	1

Postemployment benefit payments (more) than related expense	(22)	(18)

VEBA funding	(10)	(10)

Changes in assets, liabilities and other	(56)	(108)

Net cash provided by (used in) operating activities	80	(16)

Investing activities

Capital expenditures	(188)	(156)

Investments in steel-related businesses	(23)	(91)

Proceeds from sale of business	31	—

Net sales of marketable securities	—	210

Proceeds from sale/leaseback and other	27	31

Net cash used in investing activities	(153)	(6)

Financing activities

Net borrowings (repayments)	61	100

Dividends paid and other	(15)	(12)

Net cash provided by (used in) financing activities	46	88

Net increase (decrease) in cash and cash equivalents	(27)	66

Cash and cash equivalents at beginning of period	72	101

Cash and cash equivalents at end of period	$45	$167

Supplemental cash flow information is presented as follows:

Interest payments	$78	$27

Income tax payments	11	2

Capitalized interest	11	12

Borrowings under credit facilities	3,544	100

Paydowns on borrowing under credit facilities	(3,483)	—

Purchases of marketable securities	—	134

Sales and maturities of marketable securities	—	344

See notes to consolidated financial statements.

THE LTV CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE (1) — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE (2) – Total comprehensive loss for the three months and nine months ended September 30, 2000 totaled $82 million and $373 million, respectively. Total comprehensive loss for the three months and nine months ended September 30, 1999 totaled $57 million and $147 million, respectively. Other comprehensive loss included in the balance sheet amounted to $5 million at September 30, 2000, with no material change since December 31, 1999. The other comprehensive loss included in the balance sheet at September 30, 1999 was $12 million, with no significant changes since December 31, 1998.

NOTE (3) – During the third quarter of 2000, the Company changed its method of valuing inventory from the last-in, first-out (LIFO) method to the average cost method. The use of the LIFO method has not had a significant effect on annual operating results as compared to the average cost method. The Company expects the current environment of low inflation to continue for the foreseeable future. The Company believes the new method is preferable because it will improve the reporting of interim results by eliminating the need to estimate whether liquidations that occur in interim periods will be replaced by year-end. As permitted by generally accepted accounting principles, the accounting change has been applied retroactively. Retained earnings at January 1, 1999 have been reduced by $18 million. The effect of the difference between the LIFO method and the average cost method on previously reported results for 1999 and 2000 is insignificant. Accordingly, reported results have not been restated.

NOTE (4) – The Financial Accounting Standards Board (“FASB”) issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Changes in the fair value of derivatives will be recognized in net income unless specific hedge accounting criteria are met. Subsequently, in June 1999, the FASB issued Statement No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of FASB Statement No. 133 to fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” which amended certain accounting and reporting standards that were causing implementation difficulties for numerous entities in applying Statement No. 133. LTV intends to adopt these statements in 2001, and adoption is not expected to have a material impact on the Company’s financial statements.

NOTE (5) — On November 10, 1999, LTV acquired Copperweld Corporation and Copperweld Canada Inc. (“Copperweld”) and on October 1, 1999, acquired Welded Tube Co. of America (“Welded Tube”). Both transactions (the “Acquisitions”) were accounted for under the purchase method of accounting; and, accordingly, the results of operations of the acquired companies are included in the consolidated financial statements from the respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

The following unaudited pro forma financial information for the Company gives effect to the Acquisitions as if they had occurred at the beginning of 1999. These pro forma results have been prepared for comparative purposes only and are not necessarily representative of the results of operations that would have resulted if the Acquisitions occurred either at the beginning of the year or that may result in the future (dollars in millions, except per share amounts).

Nine months ended
September 30, 1999

Net sales	$3,609

Net loss	$(181)

Basic and diluted loss per share	$(1.88)

NOTE (6) — The Company has a 50% interest in an unconsolidated joint venture, Trico Steel Company, L.L.C. (“Trico Steel”) which is accounted for under the equity method. Included in LTV’s consolidated results are pretax losses of $11 million and $5 million for the three months ended September 30, 2000 and 1999, respectively, and pretax losses of $8 million and $25 million for the nine months ended September 30, 2000 and 1999, respectively, representing the Company’s share of Trico Steel operating results. The following is a summary of the financial information related to Trico Steel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Results of operations:

Net sales	$74	$86	$313	$203

Costs and expenses	88	91	309	239

Net interest and other expense	7	5	19	15

Pretax income (loss)	$(21)	$(10)	$(15)	$(51)

Financial Position at:	September 30, 2000	December 31, 1999

Current assets	$98	$97

Noncurrent assets	508	520

Current liabilities	(61)	(60)

Noncurrent liabilities	(350)	(347)

Members’ equity	$195	$210

NOTE (7) — In the second quarter, LTV announced its intention to close permanently the operation of LTV Steel Mining Company, a producer of taconite (iron ore) pellets. Stripping operations were suspended May 28, 2000 and other operations are expected to continue until mid 2001. Upon closure, pellets will be obtained from alternate North American sources, primarily through long-term contracts. Cleveland-Cliffs Inc has an option to purchase the mine and expressed an interest in examining alternative uses for the mine. The $205 million special charge could increase by approximately $75 million to $85 million for environmental and other closure matters should Cleveland-Cliffs Inc not purchase the mine. Approximately one-half of the special charge is a non-cash asset write-down with the balance to be paid over a period of approximately 10 years. Anticipated savings from purchasing pellets compared to continued operation are expected to total approximately $60 million annually.

In the second quarter, an additional special charge of $2 million was recorded for the closure of a Cleveland tubing facility.

In the second quarter, LTV determined that its investment in Cliffs and Associates Limited (“CAL”) was no longer a strategic asset and would require significant additional investment with no certainty that acceptable financial returns would be realized. As a result, LTV has advised the other CAL partners of its intent to provide no further funding. In August 2000, LTV entered into a letter of intent to sell its interest in the joint venture to the other CAL partners for $2 million. Additionally, if the CAL operation proves successful, LTV could receive future payments beginning in 2001 through 2020. The CAL investment, which contributed over $7 million to LTV’s losses for the first nine months, has been written down by $84 million to its fair value.

NOTE (8) — LTV operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products. Sales are made primarily to the domestic transportation, appliance, container, electrical equipment and converter markets. The product lines of the Metal Fabrication segment include pipe, conduit, mechanical and structural tubular products for use in transportation, agriculture, oil and gas, and construction industries;

bimetallic wire for the telecommunications and utilities industries; manufactured pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of steel-related joint ventures, primarily Trico Steel and CAL, which are accounted for using the equity method, and corporate investments and related income and expenses.

LTV’s reportable segments are strategic business units grouped by similar products, technologies and manufacturing processes. Segments are managed separately because each serves a different market and group of customers. Segment performance is measured on profit or loss before special items, income taxes and interest. Integrated Steel accounts for intersegment sales at current market prices as if transactions had taken place with third parties (in millions).

For the three months ended September 30:	2000				1999

	Integrated	Metal	Corporate		Integrated	Metal	Corporate
	Steel	Fabrication	& Other	Total	Steel	Fabrication	& Other	Total

Trade sales	$753	$416	$—	$1,169	$803	$180	$—	$983

Intersegment sales	36	—	—	36	20	—	—	20

Segment income (loss) before income taxes	(53)	12	(36)	(77)	(57)	14	(13)	(56)

For the nine months ended September 30:	2000				1999

	Integrated	Metal	Corporate		Integrated	Metal	Corporate
	Steel	Fabrication	& Other	Total	Steel	Fabrication	& Other	Total

Trade sales	$2,490	$1,283	$—	$3,773	$2,490	$495	$—	$2,985

Intersegment sales	105	—	—	105	64	—	—	64

Segment income (loss) before special charges and income taxes	(40)	61	(173)	(152)	(94)	35	(41)	(100)

Special charges	(205)	(2)	—	(207)	(39)	—	—	(39)

NOTE (9) — All of LTV’s existing subsidiaries, including Copperweld and Welded Tube, and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities) fully and unconditionally, jointly and severally guarantee LTV’s obligation to pay principal, premium, if any, and interest with respect to the 11.75% Senior Notes due October 2009, the 8.2% Senior Notes due September 2007 and the Secured Facility.

The following supplemental condensed consolidating financial statements of The LTV Corporation present (in millions): balance sheets as of September 30, 2000 and December 31, 1999; statements of operations for the three months and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999. The LTV Corporation (“the Parent”), the Guarantors and Non-Guarantor Subsidiaries’ investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet
(in millions):

	September 30, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash, cash equivalents and marketable securities	$19	$7	$19	$—	$45

Receivables	—	90	494	—	584

Inventories	—	145	862	—	1,007

Other current assets	1	42	—	—	43

Total current assets	20	284	1,375	—	1,679

Intercompany, net	141	699	(840)	—	—

Goodwill and other intangibles	—	339	5	—	344

Investments and other noncurrent assets	970	442	10	(1,051)	371

Property, plant and equipment, net	—	3,314	102	—	3,416

Total assets	$1,131	$5,078	$652	$(1,051)	$5,810

Total current liabilities	$36	$880	$66	$—	$982

Long-term debt	—	767	390	—	1,157

Postemployment health care and other insurance benefits	—	1,504	11	—	1,515

Pension benefits	—	618	3	—	621

Other	15	417	23	—	455

Shareholders’ equity	1,080	892	159	(1,051)	1,080

Total liabilities and shareholders’ equity	$1,131	$5,078	$652	$(1,051)	$5,810

	December 31, 1999

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash, cash equivalents and marketable securities	$9	$40	$23	$—	$72

Receivables	—	122	416	—	538

Inventories	—	117	859	—	976

Other current assets	1	42	—	—	43

Total current assets	10	321	1,298	—	1,629

Intercompany, net	205	650	(855)	—	—

Goodwill and other intangibles	—	310	3	—	313

Investments and other noncurrent assets	1,251	488	20	(1,254)	505

Property, plant and equipment, net	—	3,522	110	—	3,632

Total assets	$1,466	$5,291	$576	$(1,254)	$6,079

Total current liabilities	$41	$852	$82	$—	$975

Long-term debt	—	798	295	—	1,093

Postemployment health care and other insurance benefits	—	1,524	22	—	1,546

Pension benefits	—	560	3	—	563

Other	(64)	466	33	—	435

Shareholders’ equity	1,489	1,091	141	(1,254)	1,467

Total liabilities and shareholders’ equity	$1,466	$5,291	$576	$(1,254)	$6,079

Condensed Consolidating Statement of Operations
(in millions):

	Three Months Ended September 30, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,093	$923	$(847)	$1,169

Costs and expenses:

Cost of products sold	—	982	940	(847)	1,075

Depreciation and amortization	—	76	5	—	81

Selling, general and administrative	4	53	4	—	61

Results of affiliates’ operations	88	64	—	(143)	9

Net interest and other (income) expense	(16)	8	28	—	20

Total	76	1,183	977	(990)	1,246

Income (loss) before income taxes	(76)	(90)	(54)	143	(77)

Income tax provision	(4)	—	1	—	(3)

Net income (loss)	$(80)	$(90)	$(53)	$143	$(80)

	Three Months Ended September 30, 1999

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$974	$894	$(885)	$983

Costs and expenses:

Cost of products sold	—	878	925	(885)	918

Depreciation and amortization	—	66	—	—	66

Selling, general and administrative	2	44	—	—	46

Results of affiliates’ operations	71	57	—	(122)	6

Net interest and other (income) expense	(17)	2	18	—	3

Total	56	1,047	943	(1,007)	1,039

Income (loss) before income taxes	(56)	(73)	(49)	122	(56)

Income tax provision	(2)	—	—	—	(2)

Net income (loss)	$(58)	$(73)	$(49)	$122	$(58)

Condensed Consolidating Statement of Operations (Continued)
(in millions):

	Nine Months Ended September 30, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,495	$3,050	$(2,772)	$3,773

Costs and expenses:

Cost of products sold	—	3,163	3,010	(2,772)	3,401

Depreciation and amortization	—	235	10	—	245

Selling, general and administrative	8	158	11	—	177

Results of affiliates’ operations	400	161	—	(468)	93

Net interest and other (income) expense	(46)	(23)	78	—	9

Special charges	—	207	—	—	207

Total	362	3,901	3,109	(3,240)	4,132

Income (loss) before income taxes	(362)	(406)	(59)	468	(359)

Income tax provision	(6)	—	(3)	—	(9)

Net income (loss)	$(368)	$(406)	$(62)	$468	$(368)

	Nine Months Ended September 30, 1999

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,967	$2,753	$(2,735)	$2,985

Costs and expenses:

Cost of products sold	—	2,662	2,795	(2,735)	2,722

Depreciation and amortization	—	197	—	—	197

Selling, general and administrative	8	129	—	—	137

Results of affiliates’ operations	151	127	—	(250)	28

Net interest and other (income) expense	(20)	(31)	52	—	1

Special Charge	—	39	—	—	39

Total	139	3,123	2,847	(2,985)	3,124

Income before income taxes	(139)	(156)	(94)	250	(139)

Income tax provision	(6)	—	—	—	(6)

Net income (loss)	$(145)	$(156)	$(94)	$250	$(145)

Condensed Consolidating Cash Flows Statement
(in millions):

	Nine Months Ended September 30, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$25	$123	$(68)	$—	$80

Investing activities:

Capital expenditures	—	(179)	(9)	—	(188)

Investments in steel-related businesses	—	(23)	—	—	(23)

Proceeds from sale of business	—	31	—	—	31

Proceeds from sale/leaseback and other	—	49	(22)	—	27

Net cash provided by (used in) investing activities	—	(122)	(31)	—	(153)

Financing activities:

Net borrowings (repayments)	—	(34)	95	—	61

Dividends paid and other	(15)	—	—	—	(15)

Net cash (used in) provided by financing activities	(15)	(34)	95	—	46

Net increase (decrease) in cash and cash equivalents	10	(33)	(4)	—	(27)

Cash and cash equivalents at beginning of year	9	40	23	—	72

Cash and cash equivalents at end of period	$19	$7	$19	$—	$45

	Nine Months Ended September 30, 1999

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(130)	$124	$(10)	$—	$(16)

Investing activities:

Capital expenditures	—	(153)	(3)	—	(156)

Investments in steel-related businesses	—	(91)	—	—	(91)

Net sales of marketable securities	210	—	—	—	210

Other	—	50	(19)	—	31

Net cash provided by (used in) investing activities	210	(194)	(22)	—	(6)

Financing activities:

Borrowings	—	100	—	—	100

Dividends paid and other	(12)	—	—	—	(12)

Net cash (used in) provided by financing activities	(12)	100	—	—	88

Net increase (decrease) in cash and cash equivalents	68	30	(32)	—	66

Cash and cash equivalents at beginning of year	66	(22)	57	—	101

Cash and cash equivalents at end of period	$134	$8	$25	$—	$167

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Summary results for the three months and nine months ended September 30, 2000 and 1999 for each segment are listed below ($ in millions):

	Three Months Ended September 30,

	Integrated Steel		Metal Fabrication		Corporate and Other

	2000	1999	2000	1999	2000	1999

Sales — Trade	$753	$803	$416	$180	$—	$—

Intersegment	36	20	—	—	—	—

Cost of products sold	749	788	362	150	—	—

Selling, general and administrative	31	30	27	13	3	3

Results of affiliates’ operations	—	—	(1)	(1)	10	7

Net interest and other (income) expense	(3)	—	—	—	23	3

Income (loss) before income taxes	(53)	(57)	12	14	(36)	(13)

Tons in thousands
Steel shipments
Trade	1,688	1,771	448	178

Intersegment	111	62	—	—

Raw steel production	2,053	2,076	—	—

Operating rate	94%	95%

	Nine Months Ended September 30,

	Integrated Steel		Metal Fabrication		Corporate and Other

	2000	1999	2000	1999	2000	1999

Sales — Trade	$2,490	$2,490	$1,283	$495	$—	$—

Intersegment	105	64	—	—	—	—

Cost of products sold	2,401	2,374	1,105	412	—	—

Selling, general and administrative	90	88	79	40	8	9

Results of affiliates’ operations	—	—	(2)	(2)	11	30

Loss on write down of equity affiliate	—	—	—	—	84	—

Net interest and other (income) expense	(56)	(1)	(5)	—	70	2

Special charges	205	39	2	—	—	—

Income (loss) before income taxes	(245)	(133)	59	35	(173)	(41)

Tons in thousands
Steel shipments
Trade	5,415	5,400	1,441	502

Intersegment	302	217
Raw steel production	6,468	6,365

Operating rate	100%	98%

The following tables show Integrated Steel sales by product line and shipments by market type.

Integrated Steel - Other Information
	Nine months ended

	2000	1999

Integrated Steel Sales By Product

Revenue in millions:

Hot and cold flat rolled products	$1,428	$1,308

Galvanized products	846	911

Tin mill products	250	262

Non-steel products	70	73

Total	$2,594	$2,554

Integrated Steel Shipments by Market

Tons shipped in thousands:

Transportation	1,513	1,689

Steel service centers	1,399	1,249

Converters and processors	1,411	1,217

Electrical, agricultural and other machinery	287	434

Containers and packaging	321	316

Household appliances and office equipment	308	322

Construction	273	251

Export	205	139

Total	5,717	5,617

Integrated Steel

Sales in the third quarter 2000 decreased 4% due to lower shipments, selling prices and changes in mix. In the first nine months of 2000, sales increased 2% due to 2% higher shipments with average steel selling prices about 1% higher than the prior year.

Cost of products sold in the current year quarter was impacted by the recognition of an insurance recovery of $10 million for fire damages incurred at the Company’s Aliquippa tin mill related to a fire earlier this year. Higher energy costs were partially offset by higher yields and lower steel production costs. Cost of products sold in the nine months ended 2000 increased over the prior year primarily due to higher energy costs and higher employee costs resulting from the 1999 labor agreement partially offset by higher yields and lower steel production costs.

Raw steel production at the Company’s steelmaking facilities in the current year quarter was about equal to the prior year quarter. The 2000 year to date raw steel production rate was higher than the prior year primarily due to reduced operating levels in the 1999 periods.

The Company follows American Iron and Steel Institute (“AISI”) standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company’s products exceeds production capability.

Selling, general and administrative expenses in 2000 were approximately equal to the 1999 expenses.

Included in other income and expense for the nine months ended September 30, 2000, are gains of $53 million from the demutualization of Metropolitan Life Insurance Company and the sale of LTV’s investment in Presque Isle Corporation, a limestone quarry facility.

Metal Fabrication

Sales in 2000 increased primarily due to the inclusion of the acquisitions of Welded Tube Co. of America and Copperweld Corporation and Copperweld Canada Inc. (together the “Acquisitions”). Shipments increased by 270,000 tons in the third quarter and 939,000 tons in the first nine months of 2000 over comparable periods in the prior year. Higher average selling prices in the tubular products markets were complemented by higher metal buildings sales of 11% in the third quarter and 12% for the first nine months.

Cost of products sold as a percentage of sales and selling, general and administrative expenses increased in 2000 as a result of the inclusion of the Acquisitions in the 2000 periods.

Corporate and Other

Results of affiliates’ operations include steel-related joint ventures such as Trico Steel and CAL. Trico Steel is a flat rolled minimill in which LTV has a 50% interest. Trico Steel had increased losses in the current year quarter compared to the prior year quarter due to lower production and shipment levels, partially offset by higher average selling prices. The improved operating results for the nine months ended 2000 were due to the higher production and shipment levels coupled with higher average selling prices compared to the prior year period. LTV’s share of Trico Steel results were losses of $11 million and $8 million in the three months and nine months ended September 30, 2000, respectively. This compares to losses of $5 million and $25 million for the three months and nine months ended September 30, 1999 when Trico Steel had experienced a transformer failure in early 1999.

In the second quarter, LTV determined that its investment in CAL was no longer a strategic asset and would require significant additional investment with no certainty that acceptable financial returns would be realized. As a result, LTV has advised the other CAL partners of its intent to provide no further funding. In August 2000, LTV entered into a letter of intent to sell its interest in the joint venture to the other CAL partners for $2 million. Additionally, if the CAL operation proves successful, LTV could receive future payments beginning in 2001 through 2020. The CAL investment, which contributed over $7 million to LTV’s losses for the first nine months, has been written down by $84 million to its fair value.

Interest expense is higher in 2000 due to the $715 million of increased borrowings to finance the Acquisitions and lower interest income resulting from lower levels of investments and lower capitalized interest expense.

Income Taxes

The 2000 and 1999 cash taxes consist of state, foreign and federal taxes including a less than 80% owned subsidiary, which was sold on June 30, 2000. In 2000 and 1999 the Company recorded full valuation allowances to offset the non-cash tax benefit arising from the losses. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be “more likely than not” and, consequently, established a valuation reserve for all of its net deferred tax assets.

The Company’s ability to reduce its future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986. For the purpose of preserving LTV’s ability to utilize its net operating loss carryforwards, Article Ninth of LTV’s Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of LTV’s common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above.

LIQUIDITY AND FINANCIAL RESOURCES

The Company’s sources of liquidity include cash and cash equivalents, cash from operations, long-term borrowings, amounts available under existing credit facilities and other external sources of funds.

In 2000, total cash and cash equivalents decreased by $27 million to $45 million as of September 30, 2000. During 2000, cash provided by operating activities amounted to $80 million. Major uses of cash during the first nine months of 2000 included $34 million of debt repayment, $188 million in capital expenditures and $23 million for investments in steel-related businesses. Reported cash flow includes $38 million from a sale and leaseback of a tubing facility in Portland, Oregon and $31 million from the sale of LTV’s 53.5% interest in Presque Isle Corporation.

The Company has credit facilities with banks, a “Receivables Facility” and an “Inventory Facility.” In March 2000, the Company increased the Receivables Facility by $25 million to $345 million and the Inventory Facility by $55 million to $305 million, providing LTV with up to $650 million of financing resources at prevailing market rates. Substantially all of the Company’s receivables and primarily all of the Integrated Steel segment’s inventories are pledged as collateral under these credit agreements. At September 30, 2000, $415 million was borrowed against these facilities, $98 million of letters of credit were outstanding and an additional $97 million was available. An existing debt covenant limits availability under these facilities during the fourth quarter to $65 million. The Company is in the final stages of completing additional divestitures of non-core holdings. It is anticipated that proceeds from divestitures and settlements will be approximately $70 million in the fourth quarter.

Management believes that cash provided by operations, along with its credit facilities, are sufficient to fund the current requirements of working capital, capital expenditures, investments in businesses and joint ventures and other postemployment benefits.

The Company’s 8.2% Senior Notes due September 2007, the 11.75% Senior Notes due October 2009 and the Secured Facility contain various covenants that require the Company to maintain certain financial ratios and amounts, place restrictions on payments of dividends, stock repurchases, capital expenditures, investments in subsidiaries and borrowings. Under the terms of the most restrictive covenant, $32 million of retained earnings was available for stock dividend payments and stock repurchases at September 30, 2000. The Company does not believe that the restrictions contained in these covenants will cause significant limitations on its financial flexibility.

Since the second quarter of 1996, the Company has paid quarterly common stock dividends of $0.03 per share. In October 2000, the Company announced that the Board of Directors voted to suspend future payments of the common stock dividend and established a program to repurchase LTV common shares, 8.25% Cumulative Convertible Preferred shares, Senior Notes and otherwise deleverage the Company. LTV expects to repurchase the equivalent of approximately 10 million common shares in the open market from time to time.

COMPETITION AND PRICES

Integrated Steel

Domestic steel producers face significant competition from foreign producers affecting both prices and volume. Based on preliminary AISI reports, imports of steel products through September 2000 would be approximately 41 million tons on an annualized basis. The import level in 2000 is approaching the 42 million tons imported in 1998 when, due primarily to the 1998 economic difficulties faced by countries in Asia and Latin America, carbon flat rolled steel products imports into the U. S. increased to record levels during the fall of 1998. In 1998, import levels of flat rolled steel products were 25% of domestic steel consumption. A significant percentage of these imports were unfairly traded under U. S. trade laws resulting in a sharp decline in domestic steel prices. The downward pressure on pricing continued in the first half of 1999 as customers reduced their high inventory levels accumulated during the period of high imports. Trade action brought by U. S. steel producers resulted in a reduction in import levels during early 1999, although carbon flat rolled steel imports continued throughout 1999 at levels that were in excess of recent years. As a result, imports were reduced to 36 million tons for the year in 1999. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations of their governments than by prevailing market conditions.

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

Tubular Products

The mechanical tubing business is highly fragmented with over 100 participants geographically diversified across North America. Welded mechanical tube competition is stratified with quality ranging from non-commodity products to more commodity-like products, which compete primarily on price.

The structural tubing business is characterized by intense competition, limited product differentiation, a fragmented supplier base, and the emergence of low-cost capacity in certain regions. The primary factors that affect competition are service and price. LTV Copperweld is the largest supplier to this market in North America and is differentiated by its proprietary Kleenkote™ process, large diameter product offerings, and broad geographic network of production facilities.

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

OTHER ITEMS

LTV recorded special charges of $207 million in the second quarter of 2000 for the closure of the LTV Steel Mining Company, a Minnesota ore mining facility, and a Cleveland tubing facility. The special charge for the LTV Steel Mining Company of $205 million includes a facilities write-down of $108 million, termination costs of $86 million for 1,400 hourly and salaried employees and $11 million of other closure related costs. A special charge of $2 million was also recorded for the closure of the Cleveland tubing facility. $109 million was charged against these reserves in the first nine months of 2000 and there is a balance remaining of $98 million at September 30, 2000. In the fourth quarter of 1998, a reserve of $55 million was recorded for the shutdown of cold roll finishing operations in the No. 2 finishing department at the Cleveland Works, recognition of an asset impairment at an electrogalvanizing joint venture, the shutdown of an electric-weld pipe line and a salaried workforce reduction. During the first quarter 2000, $8 million was charged to this reserve and there is no balance remaining at September 30, 2000. On February 28, 1998, the Company ceased operations at the Pittsburgh coke plant and began the closure process. LTV established reserves for the cost of the closure and clean up in the third quarter of 1997. The Company charged $8 million against this reserve in 2000 with a balance remaining of $25 million at September 30, 2000.

On October 5, 2000, LTV entered into an agreement to sell its tin mill business to the U. S. Steel group of USX Corporation. LTV expects to recognize a non-cash special charge of approximately $180 million in the fourth quarter of 2000 related to this transaction.

ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean up of environmental media such as soils and groundwater. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company’s facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed. If, in the future, the Company were required to investigate and remediate any contamination at plant sites where hazardous wastes have been used pursuant to the Resource Conservation Recovery Act, the Company could be required to record additional liabilities. The Company is unable to make meaningful estimates of the cost of these potential liabilities at this time, but they could have a material adverse effect on our interim or annual operating results and liquidity. Management does not believe that there would be a material adverse effect on LTV’s financial position. In addition, certain environmental laws such as Superfund can impose liability for the entire cost of clean-up of contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of fault or the lawfulness of the original disposal activity. Permits and environmental controls are also required at LTV’s facilities to reduce air and water pollution from certain operations; and these permits are subject to modification, renewal and revocation by issuing authorities. Additional permits may be required, or more onerous conditions may be imposed in our existing permits as a result of increases in production or modifications to certain of our facilities.

The Company is the subject of various other threatened or pending legal actions, contingencies and commitments in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial statements of the Company.

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

The Company’s results of operations in one or more interim or annual periods could be materially affected by unfavorable results in one or more of these matters. Based on information known to the Company, management believes the outcome of these matters should not have a material adverse effect upon the cash flows or consolidated financial position of the Company.

The Company spent approximately $13 million and $15 million for environmental cleanup and related demolition costs at operating and idled facilities for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, the Company has a recorded liability of $112 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean up of contamination. The Company also spent approximately $10 million and $11 million in the first nine months of 2000 and 1999, respectively, for environmental compliance-related capital expenditures for environmental projects and expects it will be required to spend an average of approximately $20 million annually in capital expenditures during the next five years to meet environmental standards.

OUTLOOK

Although underlying demand for flat rolled steel continues to be strong in North America, rising steel imports and high service center inventories are impacting spot market volume and pricing. Imports on an annualized basis are entering the market at a rate approaching that of the 1998 crisis. LTV is working closely with the leadership of the United Steelworkers of America and other domestic steel producers and suppliers to urge the Clinton Administration and the U.S. Congress to take immediate action to stem the flood of unfairly traded imported steel. LTV also will take legal action if appropriate to secure the enforcement of U.S. trade laws against dumping and other illegal trading practices. Efforts to improve LTV’s Integrated Steel cost performance in the fourth quarter of 2000 will center on increasing yields and productivity, continuing to realize the initial benefits from the planned iron ore mine shutdown; completing the sale of the tin mill products business and executing additional plant cost reduction programs.

Continued progress in the Metal Fabrication segment is expected to provide continued year-over-year favorable comparisons. Trico Steel, which is impacted by the same pricing and supply environment as Integrated Steel, is implementing aggressive cost reduction and operating improvement programs.

This report includes forward-looking statements. Our use of the words “outlook,” “anticipate,” “believes,” “estimate,” “expect” and similar words is intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or difficulties in integrating recent acquisitions; or timely completion of divestitures or shutdown of facilities. In this regard, we also direct your attention to factors discussed above in the Management’s Discussion and Analysis.

Part II

Item 1. Legal Proceedings

United States Trade Cases

Flat Rolled Steel Cases

On June 21, 1999, LTV Steel and other domestic integrated steel producers filed cold rolled trade cases that are described in LTV’s periodic reports previously filed with the Securities and Exchange Commission. In January 2000, the Department of Commerce (the “DOC”) made its final countervailing duty determinations ranging from 7.41% to 10.6% with respect to Brazil and its final determination of appropriate antidumping margins on cold rolled steel imports ranging from 16.65% to 80.67% for Argentina, Brazil, Japan, Russia, South Africa and Thailand. In March, April and May 2000, the DOC made its final determination of appropriate antidumping margins ranging from 8.67% to 163.89% for China, Indonesia, Slovakia, Taiwan, Turkey and Venezuela.

Despite the DOC’s issuance of substantial final antidumping margins, in March, April and June 2000, the International Trade Commission (“ITC”) made a final determination that cold rolled steel imports from Argentina, Brazil, Japan, Russia, South Africa, Thailand, Turkey, Venezuela, China, Indonesia, Slovakia and Taiwan did not cause or threaten to cause material injury to domestic producers. The domestic producers have filed an appeal of the ITC’s negative injury determination with respect to those countries.

In September 2000, the ITC conducted “sunset” review hearings of orders that were over five years old related to cold rolled and corrosion-resistant steel products. In the “sunset” review process, the ITC must determine whether injury is likely to continue or recur if the orders are revoked.

On November 2, 2000, the ITC voted to continue the existing antidumping and countervailing duty orders on corrosion-resistant steel products from Australia, Canada, France, Germany, Japan and Korea. The final five-year antidumping margins against these countries range from 10.02% to 36.41% and the countervailing duty rates range from 0.55% to 15.13%. On the same date, the ITC voted to revoke the existing orders on cold-rolled steel products from Germany, Korea, Netherlands and Sweden.

LTV Steel is continuing to monitor the surge in unfairly traded imports and its effect on our operations, and anticipates that additional unfair trade cases may be filed or other relief requested.

Environmental Proceedings

City of Buffalo. In May 2000, the U. S. Environmental Protection Agency (“EPA”) began conducting a sampling program, pursuant to its authority under the Comprehensive Environmental Response, Compensation and Liability Act, in the neighborhood across the street from the LTV/Hanna Furnace Corporation property in Buffalo, New York (the “Hickory Woods subdivision”), as described in LTV’s Quarterly Report on Form 10-Q for the period ended June 30, 2000. The sampling program encompasses approximately five city blocks and includes properties sold by LTV and Hanna Furnace Corporation in 1992 to the Buffalo Urban Renewal Authority (“BURA”) and upon which BURA provided for the construction of new homes. Separately, as described in LTV’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, LTV, Hanna Furnace Corporation and BURA signed an agreement with the EPA, effective June 2, 2000, which requires LTV and Hannah Furnace Corporation and BURA to remediate contaminated soil in five vacant lots in the Hickory Woods subdivision. These five vacant lots were included in the properties sold to BURA in 1992. LTV’s share of the remediation cost is approximately $300,000. The remediation of the five lots has been delayed at the government’s request pending release of the EPA’s sampling data for the Hickory Woods subdivision. The sampling has been completed but the EPA has not released any analytical data resulting from the sampling.

Item 5. Other Information

Change in Directors and Officers

On November 9, 2000, Peter Kelly resigned as chairman, president and chief executive officer of The LTV Corporation and the board of directors elected William H. Bricker, a current board member, to succeed Mr. Kelly. Mr. Bricker will have a one-year renewable contract.

Required Approval for Certain Purchases of Common Stock

For the purpose of preserving LTV’s ability to utilize certain favorable tax attributes, Article Ninth of LTV’s Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of LTV’s common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above. A person’s ownership interest percentage for purposes of Article Ninth is determined by reference to specified federal income tax principles, including attribution of shares from certain related parties, deemed exercise of rights to acquire stock and aggregation of shares purchased by persons acting in concert. PURCHASES OF COMMON STOCK FROM ANY PERSON OTHER THAN LTV ARE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH, AND ANY UNAPPROVED PURCHASE IN EXCESS OF THE AMOUNTS PERMITTED BY ARTICLE NINTH WILL BE VOID AB INITIO. A PROSPECTIVE PURCHASER OF COMMON STOCK WHO BELIEVES THAT IT MAY BE SUBJECT TO THE LIMITATIONS IMPOSED BY ARTICLE NINTH SHOULD CONSULT WITH THEIR ADVISORS OR LTV IN ADVANCE OF ACQUIRING SUCH SECURITIES TO DETERMINE IF ADVANCE APPROVAL MUST BE OBTAINED FROM LTV’S BOARD OF DIRECTORS.

LTV’s Board of Directors was required by Article Ninth of LTV’s Restated Certificate of Incorporation to consider during 1999 whether to waive the transfer restrictions in Article Ninth with respect to all future transfers of securities. At its December 1999 meeting, the Board of Directors, after considering all relevant factors, determined not to waive Article Ninth at that time.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Certain of the exhibits to this Report are hereby incorporated by reference, as specified below, to other documents filed with the Commission by LTV. Exhibit designations below correspond to the numbers assigned to exhibit classifications in Regulation S-K.

(11) — Statement re Computation of Per Share Earnings (filed herewith)

(27) — Financial Data Schedule (filed herewith)

      (b) Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LTV CORPORATION
(Registrant)

By /s/ George T. Henning
George T. Henning Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     November 9, 2000