Form 10-K405
period 2000-12-31
LTV CORP
filed 2001-03-29
CIK 60731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission File Number 1-4368

                              THE LTV CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware
                       ---------------------------------
                          (STATE OR OTHER JURISDICTION
                               OF INCORPORATION)
                                   75-1070950
                       ---------------------------------
                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                               200 Public Square
                                Cleveland, Ohio
                       ---------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   44114-2308
                       ---------------------------------
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (216) 622-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                              TITLE OF EACH CLASS
                       ---------------------------------
                         Common Stock, par value $0.50
                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED
                       ---------------------------------
                                    OTC - BB

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2001 was approximately $20,025,330. For purposes of the foregoing sentence only, directors and executive officers of the registrant are considered affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       99,827,295 SHARES OF COMMON STOCK
                           (AS OF FEBRUARY 15, 2001)

     Documents Incorporated by Reference: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

ITEM 1.  BUSINESS.

FORWARD LOOKING STATEMENTS

     "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report include forward-looking statements. The use of the words "outlook," "anticipate," "believes," "estimate," "expect" and similar words is intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; difficulties in integrating recent acquisitions; or the timing and cost of completion of divestitures or shutdown of facilities. Due to material uncertainties, it is not possible to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of LTV or its subsidiaries.

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

     On December 29, 2000, LTV and forty-eight of its wholly owned subsidiaries (collectively, the "Debtors"), which include its principal operating subsidiaries, LTV Steel Company, Inc. ("LTV Steel"), Copperweld Corporation ("Copperweld") and VP Buildings, Inc. ("VP Buildings"), filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business as debtor-in-possession subject to Court approval. LTV attributed the need to reorganize to weakness in the domestic steel market over the past two years, the unanticipated and precipitous decline in steel market prices in the latter half of 2000, caused primarily by the improper dumping of illegally traded imported steel in the U. S. marketplace and a general overcapacity in worldwide steel production. These industry-wide problems, together with LTV's increased level of indebtedness following its acquisitions of Welded Tube Co. of America on October 1, 1999 and Copperweld Corporation and Copperweld Canada Inc. on November 10, 1999 (the "Acquisitions") and significant retiree liabilities, a softening U. S. economy and underperforming operations in certain joint ventures, had substantially diminished the Company's liquidity, adversely impacted operations and undermined its ability to complete asset sales and implement other strategic business initiatives in the short term.

     Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession. LTV received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain employee benefits. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has many executory contracts and joint venture agreements that could be rejected during the Chapter 11 proceedings.

     Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to LTV's stockholders may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value and the equity of LTV's common and preferred stockholders being diluted or cancelled. The Company's prepetition creditors and its stockholders will each have votes in the plan of reorganization. The Company has not yet proposed a plan of reorganization. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of LTV or its subsidiaries or on the interests of the various creditors and security holders.

     As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of LTV's secured and undersecured debt. At December 31, 2000, the secured debt has been classified as a current liability and the undersecured debt has been classified as liabilities subject to compromise.

CONSOLIDATED COMPANY

     LTV is (i) a leading domestic integrated steel producer; (ii) the largest producer of mechanical and structural steel tubing products in North America;
(iii) the world's largest producer of bimetallic wire products; and (iv) the second largest manufacturer of pre-engineered metal buildings systems in North America. LTV also owns an interest in a flat rolled steel mini-mill joint venture.

     For financial reporting purposes, LTV has disaggregated the results of its operations and certain other financial information into three segments:
Integrated Steel, Metal Fabrication, and Corporate and Other. The notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth certain financial information relating to LTV's business segments. The table below shows the percentage contribution to LTV's net sales of each segment for the years indicated.

                                                          2000    1999    1998
                                                          ----    ----    ----
Integrated Steel........................................   66%     81%     84%
Metal Fabrication.......................................   34%     19%     16%
Corporate and Other.....................................   --      --      --

     Integrated Steel. LTV's Integrated Steel segment manufactures and sells a diversified line of carbon flat rolled steel products including hot rolled, cold rolled and galvanized sheet products. LTV's Integrated Steel segment produced tin mill products until the tin mill business was sold on March 1, 2001 to the
U. S. Steel Group of USX Corporation. LTV is the third largest domestic integrated steel producer, the second largest domestic producer of flat rolled steel based on 2000 shipments (as compiled by LTV based primarily on publicly filed data), and a leading domestic supplier of quality-critical, flat rolled steel to the transportation, appliance and electrical equipment and service center industries in the United States. In its integrated steel operation, LTV operates two domestic integrated steel mills (Cleveland Works and Indiana Harbor Works) and various finishing, galvanizing and processing facilities. See "Item
2. Properties" for a further description of assets and operations.

     Metal Fabrication. The Company's Metal Fabrication segment produces (i) a full range of mechanical tubing product lines, including as-welded, drawn-over-mandrel ("DOM") and seamless product types, used in transportation, agricultural and industrial equipment, fluid power, construction, recreation and office furniture markets, (ii) structural tubing, used in a wide variety of applications including agricultural structures, construction, industrial and transport equipment, structural support and safety as well as ornamental tubing for buildings, highways and bridges, (iii) electrical conduit, used in construction, (iv) stainless steel tubing, used for sanitary, corrosive and decorative applications, (v) standard, line and oil country pipe used primarily in the oil and gas and construction industries, (vi) bimetallic copper-clad steel and aluminum wire, rod and strand for use in the telecommunications and utility industries and (vii) pre-engineered metal buildings for low-rise commercial and industrial applications. Certain investments in steel processing joint ventures are also reported as part of the Metal Fabrication segment. LTV Copperweld is the largest producer of mechanical and structural tubing in North America.

     Corporate and Other. LTV's Corporate and Other segment includes (i) corporate investments and related income, interest expense and other expense,
(ii) the results of a 50% interest in a steel mini-mill operation, Trico

Steel Company, L.L.C. ("Trico Steel") and (iii) a formerly owned 46.5% interest in Cliffs and Associates Limited ("CAL"), a reduced iron plant in the Republic of Trinidad and Tobago. In the second quarter of 2000, LTV sold its interest in CAL to the other CAL partners. Trico Steel ceased operations in March 2001 and filed for bankruptcy under Chapter 11 of the Bankruptcy Code on March 27, 2001. Following Trico Steel's announcement, LTV wrote off the entire investment in Trico Steel effective as of the fourth quarter of 2000.

SIGNIFICANT DEVELOPMENTS

     Debtor-in-Possession Financing. On March 20, 2001, the Court approved two new debtor-in-possession financing facilities. The first facility is a revolving credit facility totaling $582 million (the amount outstanding under LTV's previous receivables and inventory facilities). The commitment will terminate on the earlier of June 30, 2002 or substantial consummation of the plan of reorganization. The commitment will be reduced by $100 million on each of September 30, 2001 and December 31, 2001, and by an additional $200 million on March 31, 2002. The second facility for $100 million is for working capital purposes and consists of a $65 million revolving credit facility and a $35 million term loan facility. The $100 million facility commitment will terminate on the earlier of June 30, 2002, the substantial consummation of the plan of reorganization or the sale of VP Buildings. See the "Subsequent Event - Debtor-in-Possession Credit Facilities" note in the Notes to Consolidated Financial Statements on page F-14 of this Annual Report on Form 10-K.

     LTV Steel Mining Closure. In the second quarter of 2000, LTV announced its intention to close permanently, by mid-year 2001, the operations of LTV Steel Mining Company, a producer of taconite (iron ore) pellets. Stripping operations were suspended May 28, 2000 and all other operations ceased on January 5, 2001, which is earlier than previously announced. Pellets will now be obtained from alternate North American sources primarily through long-term contracts. Cleveland-Cliffs Inc, under a prepetition agreement, has an option to purchase the mine, which expires on April 1, 2001, and has expressed an interest in examining alternative uses for the mine. LTV anticipates savings of approximately $60 million annually from purchasing pellets rather than continuing to operate the mine and anticipated better pellet quality. LTV recorded special charges of $242 million in 2000 for the LTV Steel Mining Company closure.

     LTV Steel Tin Mill Sale. LTV sold its tin mill business on March 1, 2001 to the U. S. Steel Group of USX Corporation pursuant to an agreement made with USX Corporation in October 2000 and subsequently approved by the Court in February 2001. The tin mill plants are located in East Chicago, Indiana and Aliquippa, Pennsylvania. The tin mills received semi-finished products from steel producing facilities and had a combined operating capacity aggregating 840,000 tons and operated at a combined rate of 70% of capacity during 2000. The business shipped approximately 600,000 tons of tin mill products annually for use primarily for food cans and containers. In connection with the sale, LTV entered into a supply agreement to provide 2,250,000 tons of hot-rolled steel substrate to U. S. Steel's tin mill products business over the next five years at prices that are expected to approximate market.

     Cliffs and Associates. In the second quarter of 2000, LTV determined that its investment in Cliffs and Associates Limited ("CAL") was no longer a strategic asset and would require significant additional investment with no certainty that acceptable financial returns would be realized. As a result, LTV advised the other CAL partners of its intent to provide no further funding to the venture and sold its interest to the other CAL partners for $2 million. Additionally, if the operation were to prove successful, LTV could receive future payments beginning in 2001 through 2020.

     Steel Imports and Trade Cases. Due primarily to the 1998 economic difficulties faced by countries in Asia and Latin America, imports into the U.
S. of carbon flat rolled steel products increased to record levels during the fall of 1998. A significant percentage of these imports were unfairly traded under U. S. trade laws. This resulted in a sharp decline in domestic steel prices. In 1999, following the issuance of final dumping determinations by the Department of Commerce in the hot rolled trade cases and the filing of cold rolled trade cases, the level of imports of flat rolled steel receded. However, a number of steel producers in countries that were not subject to the unfair trade cases filed in 1998 and 1999 or any related antidumping or countervailing duties began increasing the volume of their flat rolled steel products imported to the United States. As a result, by the fourth quarter of 2000, the level of imports of flat rolled steel products again surged to record levels. On November 13, 2000, LTV joined other domestic steel producers in filing unfair trade cases against dumped or subsidized imports of hot rolled steel products from eleven countries. These additional cases are pending. See "Item 3. Legal Proceedings -- United States Trade Cases."

     Trico Steel. On March 22, 2001, Trico Steel ceased operations and began an orderly shutdown of the facility. Trico Steel filed for bankruptcy under Chapter 11 of the Bankruptcy Code on March 27, 2001. As a result, LTV wrote off its entire investment in Trico Steel and recorded a $139 million charge effective as of the fourth quarter of 2000.

     Divestiture of VP Buildings. The Company is currently engaged in a process to sell VP Buildings, which manufactures metal buildings systems. Any sale would require the approval of the Court.

                                INTEGRATED STEEL

STEEL MILL PRODUCTS

     During the years 2000, 1999, and 1998 LTV's integrated steel operation accounted for 6.7%, 7.0% and 7.3% respectively of total domestic industry shipments of steel mill products, based on American Iron and Steel Institute ("AISI") reports. The net tons of steel mill products shipped by LTV's integrated steel operations, including intersegment shipments, during these periods were: 2000 -- 7,319,000; 1999--7,469,000; and 1998--7,525,000.

     LTV's integrated steel mill product mix is reflected in the following table, which shows the revenue dollars for the period indicated:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    2000      1999      1998
                                                   ------    ------    ------
                                                     (DOLLARS IN MILLIONS)
Hot and cold flat rolled products................  $1,803    $1,748    $1,956
Galvanized products..............................   1,077     1,204     1,213
Tin mill products................................     313       338       395
Shipping, handling and other.....................     182       186       215
                                                   ------    ------    ------
          Total..................................  $3,375    $3,476    $3,779
                                                   ======    ======    ======

     Hot and cold flat rolled and galvanized products are used in the manufacture of automobile bodies, appliances and other consumer durable goods, farm equipment, industrial machinery, office equipment, machine parts and tubular products. Tin mill products are used by the container industry in the manufacture of cans and closures. The tin mill business was sold on March 1, 2001.

STEEL PRODUCTION

     The following table sets forth raw steel production and estimated capability information for both LTV and the domestic steel industry during the periods indicated:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
Capability (net tons in thousands)
  LTV-Integrated Steel........................    8,700      8,700      8,600
  Industry(b).................................  130,300    128,200    125,300
  Percent of industry.........................      6.7%       6.8%       6.9%
Production (net tons in thousands)
  LTV-Integrated Steel........................    8,200      8,400      8,100
  Industry(b).................................  111,900    107,400    107,600
  Percent of industry.........................      7.3%       7.8%       7.6%
Production as a percentage of capability
  LTV-Integrated Steel(a).....................     94.0%      97.1%      95.0%
  Industry(b).................................     85.9%      83.8%      85.9%

(a) The Company follows industry standards in calculating its maximum operating rate which is based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. LTV re-rated its capacity in 1998 and 1999 that resulted in a 2.3% and 1.1% increase in AISI rated capacity, respectively.

(b) The information relating to the domestic steel industry is as reported by or is derived from data reported by the AISI and is preliminary for 2000. A net ton is 2,000 pounds.

     In its integrated steel operation, LTV produces its steel using the basic oxygen furnace process at its Cleveland Works and Indiana Harbor Works. With four continuous casters, LTV continuously casts 100% of its steel production. LTV has supplemented its own steel production in recent years with purchases of semi-finished steel during periods of blast furnace outages. In 2000, 1999 and 1998, LTV purchased approximately 57,000 tons, 112,000 tons and 36,000 tons, respectively, of semi-finished slabs from other steel producers.

     Individual facilities are operated at rates that best serve LTV's overall need at the time and can be significantly higher or lower than LTV's average operating rate. LTV does not believe data regarding the utilization of individual facilities is necessarily meaningful.

CUSTOMERS

     The following table sets forth the percentage of integrated steel shipments (including intersegment shipments) by tonnage distributed among LTV's various markets:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                      2000      1999      1998
                                                      ----      ----      ----
Steel service centers.............................     24%       23%       25%
Transportation....................................     27        30        26
Converters and processors.........................     25        22        21
Electrical, agricultural and other machinery......      5         7         7
Household appliances and office equipment.........      5         5         7
Containers and packaging..........................      5         5         7
Construction......................................      5         5         5
Exports...........................................      4         3         2
                                                      ---       ---       ---
          Total...................................    100%      100%      100%
                                                      ===       ===       ===

SALES, MARKETING AND DISTRIBUTION

     LTV's integrated steel products are sold under annual sales arrangements and in the spot market. LTV's integrated steel sales organization is headquartered in Cleveland, Ohio. Employees performing commercial, marketing and customer service functions are organized along market lines. LTV also maintains regional offices for integrated steel sales functions.

GALVANIZING JOINT VENTURES

     LTV owns joint venture interests in two electrogalvanizing lines, a hot-dip galvanizing line and a steel-slitting, inspecting and warehousing service facility. The electrogalvanizing line at LTV's Cleveland Works ("LSE") is a joint venture owned 60% by LTV and 40% by a subsidiary of Sumitomo Metal Industries, Ltd. ("Sumitomo"). The line's coating process creates one-sided and two-sided zinc-coated flat rolled steel products and has an annual coating capacity of approximately 500,000 tons of electro-galvanized product. LTV is the only partner to have its material processed at LSE.

     The second electrogalvanizing line is located in Walbridge, Ohio and is a joint venture that is owned 16.5% by LTV, 33.5% by a subsidiary of Bethlehem Steel Corporation ("Bethlehem") and 50% by a subsidiary of Material Sciences Corporation. This line's coating process currently creates zinc, nickel/zinc and nickel /zinc/organic coated products and has an annual coating capacity of approximately 450,000 tons of electro-galvanized product. One third of this line's capacity is dedicated to LTV.

     The hot-dip galvanizing line located in Columbus, Ohio is known as Columbus Coatings Company ("Columbus Coatings"), and is owned 50% by LTV and 50% by Bethlehem. Start-up operations commenced in November 2000 with each partner entitled to 50% of the line's capacity. Columbus Coatings produces high-quality, hot-dip galvanized and galvannealed flat rolled steel. The facility has an annual capacity of approximately 500,000 tons of premium corrosion-resistant steel for exposed automotive applications. LTV and Bethlehem also each own a 50% interest in Columbus Processing Company, which is a steel-slitting, inspecting and warehousing service facility for the automotive industry located near Columbus Coatings.

METALSITE

     In March 2000, LTV exercised a warrant that increased to 10% its interest in MetalSite L.P. ("MetalSite"), a Delaware limited partnership formed in 1998 to establish an Internet-based electronic exchange on which steel and other metals can be purchased and sold. In addition to its business-to-business e-commerce services, MetalSite also provides industry, national, and business news and industry statistics. Other partners in MetalSite include several domestic steel companies, Ryerson Tull, Inc., Internet Capital Group, Inc., and certain key employees of MetalSite.

COMPETITION

     LTV competes directly with domestic and foreign flat rolled carbon steel producers and indirectly with producers of plastics, aluminum and other materials such as ceramics and wood, which sometimes can be substituted for flat rolled carbon steel in manufactured products. The primary factors that have affected competition include price, quality, delivery, performance and customer service. LTV targets quality-critical, value-added applications and believes it is able to differentiate certain of its products from those of its competitors on the basis of product quality, technology, modern facilities and customer product and technical support.

     Foreign. Domestic steel producers have faced significant and intense competition from foreign producers. The intensity of foreign competition is affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Based on AISI reports, imports of flat rolled products surged to record levels during 1998. In 1999, following the issuance of final dumping determinations by the U.S. Department of Commerce (the "DOC") in the hot rolled trade cases, the level of imports of flat rolled steel receded. Based on AISI reports, imports of flat rolled products (excluding semi-finished steel) totaled approximately 18% of total domestic steel consumption in each of 2000 and 1999, and 25% in 1998. The unanticipated and precipitous decline in steel market prices in the latter half of 2000, caused primarily by the improper dumping of cheaper imported steel in the U. S. marketplace and a general overcapacity in worldwide steel production, substantially diminished the Company's liquidity and adversely impacted its operations. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by such foreign producers with respect to production and sales are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

     For a description of the trade cases filed in 2000, as well as final dumping and subsidy decisions issued in 2000, 1999 and 1992, some of which are still the subject of pending appeals, see "Item 3. Legal Proceedings -- United States Trade Cases."

     Domestic. LTV also competes with other domestic integrated producers, some of which have greater resources than the Company, and with mini-mills, which in many cases have lower costs of production than integrated steel mills. Mini-mills generally produce steel from scrap in electric furnaces, have lower employment and environmental costs and generally target regional markets. Thin slab casting technologies have allowed some mini-mill producers to enter sectors of the flat rolled market that have traditionally been supplied by integrated producers. Because of their technology, the profitability of mini-mills depends heavily upon the availability and price of scrap steel, their principal raw material. In weak markets, mini-mills benefit from falling scrap prices.

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

     Expenditures for research and development totaled $13 million in each of 2000 and 1999 and $14 million in 1998. These expenditures do not include the efforts of sales and manufacturing employees in working to meet customer technical demands.

                               METAL FABRICATION

     The table below sets forth the revenues of the Metal Fabrication segment by product line for each of the periods presented:

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       2000      1999     1998
                                                      -------    -----    -----
                                                        (DOLLARS IN MILLIONS)
Mechanical tubing...................................  $  368     $ 83     $ 53
Structural tubing...................................     318       40       --
Pipe................................................      89       73       95
Other tubing........................................     352      222      180
Bimetallic products.................................     147       16       --
Metal buildings systems.............................     422      396      363
                                                      ------     ----     ----
          Total.....................................  $1,696     $830     $691
                                                      ======     ====     ====

TUBULAR PRODUCTS AND BIMETALLICS

     LTV Copperweld was formed through the combination in late 1999 of LTV's existing tubular products operations with Copperweld Corporation, Copperweld Canada Inc. and Welded Tube Co. of America.

     Products. The Company's steel tubing products include (i) a full range of mechanical tubing product lines, including as-welded, DOM and seamless product types, used in transportation, agricultural and industrial equipment, fluid power, construction, recreation and office furniture markets, (ii) structural tubing, used in a wide variety of applications including agricultural structures, construction, industrial and transport equipment, structural support and safety as well as ornamental tubing for buildings, highways and bridges,
(iii) electrical conduit, used in construction, (iv) stainless steel tubing, used for sanitary, corrosive and decorative applications and (v) standard, line and oil country pipe used primarily in the oil and gas and construction industries. LTV Copperweld is the largest producer of mechanical and structural tubing in North America.

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

     Facilities. LTV Copperweld operates 22 plants and employs approximately 3,700 people in the United States, the United Kingdom and Canada. In March 2001, LTV announced the consolidation of the two facilities located in Chicago, Illinois.

     Customers. The table below sets forth the percentage of tubular and bimetallic product shipments of LTV Copperweld by tonnage distributed among their various markets for the periods indicated:

                                                          2000    1999    1998
                                                          ----    ----    ----
Steel service centers...................................   44%     54%     53%
Agricultural and industrial.............................   15      19      19
Transportation..........................................    8      17      15
Telecommunications......................................    3       1       2
Construction............................................    1       2       2
Other...................................................   29       7       9
                                                          ---     ---     ---
          Total.........................................  100%    100%    100%
                                                          ===     ===     ===

     Sales, Marketing and Distribution. LTV Copperweld's tubular products are sold through a sales organization that is divided into 18 regions in the United States administered by regional managers and through independent sales representatives. Customer service representatives are located at certain of LTV Copperweld's plant locations. Separate sales organizations are responsible for sales of tubular products and value-added automotive tubing products produced at LTV Copperweld's Canadian operations. Bimetallic products are sold to telecommunications markets through a company sales organization and to utility markets primarily through independent agents.

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

     The standard and line pipe markets are highly fragmented and heavily affected by foreign competition; foreign products accounted for 49% of the market in each of 2000 and 1998, and 44% in 1999.

METAL BUILDINGS

     VP Buildings was acquired on July 2, 1997. VP Buildings' metal buildings systems are typically custom designed or pre-engineered, one- to two-story metal buildings for commercial and industrial uses, such as office buildings, aircraft hangars, manufacturing facilities, warehouses, schools, shopping centers and churches within the non-residential construction market. LTV believes, based on Metal Building Manufacturers Association ("MBMA") data, that VP Buildings is the second largest producer of metal buildings systems in the domestic industry.

     Products. VP Buildings produces approximately 7,000 buildings systems annually. Principal components in a metal buildings system are welded primary structural members, secondary structural components, and a variety of wall and roof components. These components are fabricated at VP Buildings facilities according to specifications and shipped to building sites for assembly by independent builders. VP Buildings also produces architectural building components, including metal roofing and siding products, fiberglass-reinforced polymer building components and retrofit metal roofing systems.

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

     Facilities. VP Buildings designs and manufactures metal buildings systems at eight domestic locations and manufactures architectural components for nonresidential facilities at two domestic locations and one location in Canada. The Canadian operation, Graham FRP Composites, Ltd., a manufacturer of fiberglass reinforced polymer-building components was acquired in 2000 for $4 million. In addition, it has metal buildings systems production joint ventures near Porte Alegre, Brazil, Santiago, Chile and Monterrey, Mexico. VP Buildings also has technology licensing arrangements in Argentina, China, Egypt, Japan, South Korea and Spain.

     Sales, Marketing and Distribution. VP Buildings' domestic sales organization is divided into five regions that cover the United States and promote and serve its network of authorized builders. In addition, VP Buildings has a national account sales staff dedicated to handling large builders and corporate customers whose operations are national in scope. VP Buildings also distributes various other building products produced by third parties (including insulation, vents, windows and doors) to its builder network in order to provide a complete building package.

     Competition. Metal buildings are an alternative to conventional forms of non-residential building construction, with competition primarily based on cost, construction time, appearance, thermal efficiency and other customer requirements. VP Buildings competes with numerous other metal buildings systems manufacturers as well as conventional general contractors. The largest five such manufacturers (including VP Buildings) accounted for approximately 66% of industry sales in 2000 according to MBMA. Competition among metal buildings systems companies is based primarily on price, service, product design and performance, and marketing capabilities.

     Divestiture of VP Buildings. The Company is currently engaged in a process to sell VP Buildings. Any sale would require the approval of the Court.

RAW MATERIALS

     LTV Copperweld and VP Buildings purchase approximately two million tons of flat rolled steel a year, primarily in the form of hot rolled steel strip, but including galvanized sheet, cold rolled strip, steel bars and rod.

VP Buildings is not currently a significant customer of LTV's Integrated Steel segment. LTV Copperweld purchased 412,000 tons of flat rolled steel from LTV's integrated steel operations during 2000. Additionally, LTV Copperweld purchased 71,000 tons of flat rolled steel from Trico Steel during 2000.

METAL FABRICATION JOINT VENTURES

     LTV's Metal Fabrication segment also includes an approximate 11% interest in a tailor welded blanking operation ("TWB") in Monroe, Michigan (acquired in 1997) which adds value to product sold to domestic automotive customers. Partners in the joint venture are Worthington Industries, Inc., Thyssen Krupp A.G., and two domestic steel producers. TWB uses laser welded technology to weld together two or more steel blanks, which may be of different grade or thickness, for automotive stamping operations. Automotive parts produced from laser tailor welded blanks have recently experienced growing commercial acceptance for their ability to reduce cost and weight through this process. Applications for these products include body side frames, wheel house panels, center pillars, pillar reinforcements, motor compartment rails, floor panels and front and rear door panels.

     LTV owns an 18% interest in Lagermex (acquired in 1997), a joint venture operating automotive steel processing and blanking operations in Puebla, Silao and Saltillo, Mexico. The venture in Puebla supplies inventory management, slitting and blanking products and services required to produce steel stampings for a Volkswagen de Mexico plant. The operation in Silao, which recently began operations, will supply blanks and offer warehouse services to a local supplier of a General Motors plant. The Saltillo location began start up operations in the first quarter of 2001, and will provide blanking products and warehousing services for TWB, Chrysler, Nissan and General Motors as well as auto parts makers serving the Saltillo market. Partners in the joint venture are Krupp Hoesch Stahlexport GmbH and local plant management.

     In the fourth quarter of 2000, LTV sold its 40% interest in Galvtech, a hot-dip galvanizing facility located in Pittsburgh, Pennsylvania, for $12 million and recognized a gain on the sale of $10 million.

                              CORPORATE AND OTHER

     LTV's Corporate and Other segment includes (i) corporate investments and related income, interest expense and other expense, (ii) the results of Trico Steel and (iii) the formerly owned 46.5% interest in CAL. In the second quarter of 2000, LTV sold its interest in CAL to the other CAL partners. Trico Steel ceased operations in March 2001 and filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result, LTV wrote off the entire investment in Trico Steel effective as of the fourth quarter of 2000.

     LTV's joint venture steel mini-mill operation, Trico Steel, is located in Decatur, Alabama, and began commercial operations in the second quarter of 1997. Trico Steel, which is owned 50% by a subsidiary of LTV and 25% each by subsidiaries of Sumitomo and Corus Group plc, produced commercial and high-quality hot rolled steel. The steel produced by Trico Steel was sold by a sales force of a wholly owned subsidiary of LTV that was dedicated solely to the sale of Trico Steel product.

                              OTHER ASPECTS OF LTV

EMPLOYEES AND LABOR MATTERS

     As of December 31, 2000, LTV and its consolidated subsidiaries had approximately 16,500 active employees. Of these employees, approximately 10,800 are employed in the Integrated Steel segment and approximately 5,700 are employed in the Metal Fabrication segment. Approximately 11,300 active employees, primarily hourly workers, are represented by unions. Of the union represented employees, approximately 9,800 are represented by the USWA (primarily in the Integrated Steel segment and in the tubular operations included in the Metal Fabrication segment) and approximately 1,400 are represented by the Teamsters Union, the United Transportation Union, the Canadian Autoworkers or by the Sheet Metal Workers Union (primarily in the Metal Fabrication segment). With the closure of LTV Steel Mining Company and the sale of the tin mill business, active employment will decrease by approximately 2,000 employees in the Integrated Steel segment.

ENVIRONMENTAL LIABILITIES

     LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, and the remediation of soil and groundwater contamination caused by releases of hazardous materials.

     The Company spent approximately $16 million, $18 million and $14 million in 2000, 1999 and 1998, respectively, for compliance-related capital expenditures, primarily in connection with its integrated steel operations, and expects to spend an average of approximately $25 million annually in capital expenditures for the next five-year period, primarily in connection with its integrated steel operation, to meet environmental standards (including requirements of the 1990 Clean Air Act Amendments). Estimates for future capital expenditures and operating costs required for environmental compliance are difficult to determine, however, due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements and the availability of new technologies.

     Also, the Company spent approximately $16 million, $18 million and $24 million in 2000, 1999 and 1998, respectively, for environmental clean-up and related matters at operating and idled facilities and had a recorded liability of $107 million at December 31, 2000 (including costs related to the demolition, closure and clean-up of closed facilities) for known and identifiable environmental clean-up and related matters that are probable to occur, based on current law and existing technology. Most of these expenditures are expected to be incurred by the Company over the next five-year period, primarily in connection with its integrated steel operation. Other requirements for environmental matters, which could increase these costs, may arise in the future.

ITEM 2. PROPERTIES.

CORPORATE HEADQUARTERS

     LTV's corporate headquarters is in Cleveland, Ohio under a lease that expires in 2011. The lease provides LTV three consecutive five-year renewal options to extend the lease term through 2026.

INTEGRATED STEEL PRODUCING FACILITIES

     The Company operates two integrated steel mills, Cleveland Works and Indiana Harbor Works, and various steel finishing, galvanizing and processing facilities. During the last five years, the Company has spent approximately $1.4 billion to modernize and upgrade these core integrated steel facilities. The stand alone tin mill business was sold to the U. S. Steel Group of USX Corporation on March 1, 2001.

     The Cleveland Works at Cleveland, Ohio produces a variety of flat rolled products. This facility includes three blast furnaces, two basic oxygen furnaces, two continuous slab casters, one vacuum degassing and two ladle metallurgy systems, two hot strip mills, one cold reducing mill, a continuous anneal line and sheet finishing facilities.

     The Indiana Harbor Works at East Chicago, Indiana produces a variety of flat rolled products. Major facilities include two blast furnaces, a basic oxygen furnace, two continuous slab casters, a vacuum degassing and ladle reheating system, a hot strip mill, a cold reducing mill, one sheet finishing facility, two hot dipped galvanizing lines and the recently sold tin mill.

     LTV also operates finishing operations in Hennepin, Illinois. The Hennepin facilities, which receive hot bands from the steel producing facilities, include a cold reducing mill, a sheet finishing mill and a hot dipped galvanizing line. LTV also currently operates coke batteries in Chicago, Illinois and Warren, Ohio.

     Railroads. LTV Steel owns all of the capital stock of the following six terminal switching railroad companies: Aliquippa and Southern Railroad Company; The Cuyahoga Valley Railway Company and The River Terminal Railway Company, serving the Cleveland Works; The Mahoning Valley Railway Company, serving the Youngstown electric weld pipe mill; The Monongahela Connecting Railroad Company in Pittsburgh; and the Chicago Short Line Railway Company, serving the Indiana Harbor Works. All are common carriers subject to regulation by the Surface Transportation Board and are used primarily by LTV Steel.

USWA COLLATERAL ARRANGEMENT

     LTV has granted the USWA liens on property used in the Company's flat rolled steel operations with an appraised value of $500 million to secure payment of (i) certain retiree health benefits to salaried and hourly employees and retirees and (ii) certain employer contributions under a defined contribution plan for hourly employees (collectively, the "Secured Obligations"). The maximum amount recoverable to pay the Secured Obligations upon foreclosure of the collateral is $250 million. Pursuant to the agreement, LTV has granted liens on certain plant, property and equipment located on the west side of its Cleveland Works and a royalty fee license or sublicense with respect to intellectual properties used in connection with the manufacture of products at such facilities.

RAW MATERIALS-LTV'S INTEGRATED STEEL OPERATIONS

IRON ORE

     In June 2000, LTV announced its intention to permanently close by mid-year 2001 the operations of LTV Steel Mining Company, a producer of taconite (iron ore) pellets. Stripping operations were suspended May 28, 2000 and all other operations ceased earlier than originally planned on January 5, 2001. Cleveland-Cliffs Inc, under a prepetition agreement, has an option to purchase the mine through April 1, 2001 and has expressed an interest in examining alternative uses for the mine.

     LTV has a 25% interest in Empire Iron Mining Partnership ("Empire") that supplies approximately 20% of LTV's annual iron ore requirements. LTV is committed to pay its share of the annual cost of the Empire operations either through cash advances or purchases of ore at market prices. It is expected that all of Empire's iron ore reserves could be processed with Empire's existing facilities.

     LTV's share of production at both of these mines during 2000 was sufficient to meet 100% of its iron ore requirements. In addition to the iron ore pellets provided by Empire, pellets will now also be obtained from alternate North American sources primarily through long-term contracts. LTV believes that its share of reserves at Empire and the pellets provided by third party supply agreements are sufficient to meet its anticipated iron ore requirements for the foreseeable future.

     During 2000, the average blast furnace charge consisted of approximately 90% pellets and 10% sinter, which is iron ore that is removed from various integrated steel operations and reprocessed. During 2000, 97% of LTV's pellet and sinter requirements came from affiliated sources.

METALLURGICAL COAL AND COKE

     Metallurgical coal is used to make coke which is used in blast furnaces to make raw steel. All LTV's metallurgical coal requirements are purchased from a number of unaffiliated third parties, including in the spot market. LTV believes these sources are adequate to fulfill its needs.

     LTV owns and operates coke batteries in Warren, Ohio and Chicago, Illinois, which produced 40% of LTV's coke requirements for its integrated steel operations during 2000. LTV expects to produce 38% of its anticipated requirements for 2001. The operational life of LTV's batteries could be adversely affected by increasingly stringent environmental regulations or their inability to continue to meet existing environmental standards. LTV shut down its coke plant in Pittsburgh, Pennsylvania in 1998. LTV anticipates, however, that its internal coke supply, together with coke purchased from third parties (approximately 62%), will meet all of its near-term coke requirements. See "Item
3. Legal Proceedings" for information relating to existing and threatened environmental proceedings involving the Company's coke batteries.

OTHER RAW MATERIALS

     In June 2000, LTV sold its 53.5% interest in Presque Isle Corporation, a limestone quarry in Michigan. LTV has entered into a supply agreement with Presque Isle to allow it to obtain adequate supplies of limestone at market prices. LTV continues to own the lime processing plant at Grand River, Ohio, which processes limestone from Presque Isle and other sources into burnt lime. In 2000, approximately 40% of the burnt lime consumed by LTV's flat rolled steel operations came from the Grand River lime plant.

     Substantially all other raw materials for use in LTV's integrated steel operations are purchased in the open market from domestic and foreign sources. Most of such raw materials, including scrap, tin, zinc and ferroalloys, are expected to continue to be in sufficient supply, although market prices have historically been subject to wide fluctuations.

     The Company occasionally purchases semi-finished slabs from other steel producers to supplement its own production during periods of a blast furnace reline and as market circumstances have warranted to meet customer demand. These slab purchases were less than 1% of LTV's production in 2000. The availability of such slabs and the prices at which they can be purchased may vary, especially during periods when the steel industry is operating at or near full production capacity.

ENERGY

     The Company uses electricity, natural gas and fuel oil, particularly in its integrated steel operations, all of which are purchased at competitive or prevailing market prices. For brief peak usage periods during the summers of 1998 and 1999, LTV experienced interruptions in the supply of electricity to its steel plants, which caused operations to be curtailed. In 2000, the price of natural gas increased significantly and indicators show that the higher than historically average prices may remain through the end of 2001. LTV believes adequate sources of supply exist for all its requirements. However, during peak usage periods LTV may not be able to purchase all the energy it requires and may pay higher rates.

METAL FABRICATION FACILITIES

     LTV Copperweld is headquartered in Pittsburgh, Pennsylvania and has tubular products facilities located in Alabama, Georgia, Illinois, Kentucky, Michigan, Ohio, Oregon and Tennessee, and Ontario and Manitoba, Canada. These facilities manufacture electric weld pipe and seamless and electric weld tubing (pressure tubing, structural tubing, mechanical tubing, cold drawn tubing, electrical conduit, and value added automotive parts). LTV Copperweld's bimetallic business consists of plants in Tennessee and Rhode Island and a small plant in England. The Alabama, Rhode Island and Pittsburgh headquarters facilities are subject to long-term leases.

     VP Buildings is headquartered in Memphis, Tennessee. Metal buildings systems components are manufactured by VP Buildings at company owned plants located in Alabama, Arkansas, California, Missouri, North Carolina, Ohio and Wisconsin. Architectural components are manufactured at primarily leased plants located in Texas, Pennsylvania and Ontario, Canada. VP Buildings also has pre-engineered metal buildings joint venture facilities in or near Porto Alegre, Brazil, Santiago, Chile and Monterrey, Mexico.

ENCUMBRANCES

     For a description of the encumbrances on LTV's properties under the new debtor-in-possession financing facilities entered into on March 20, 2001, see the "Subsequent Event -- Debtor-in-Possession Credit Facilities" note in the Notes to Consolidated Financial Statements on page F-14 of this Annual Report on Form 10-K.

                  PROPERTY ADDITIONS AND CAPITAL EXPENDITURES

     Capital expenditures and depreciation and amortization for the periods indicated are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        2000     1999     1998
                                                        -----    -----    -----
                                                         (DOLLARS IN MILLIONS)
Capital Expenditures
  Integrated Steel....................................  $227     $269     $310
  Metal Fabrication...................................    40       21       52
  Corporate and Other.................................    --       --       --
                                                        ----     ----     ----
          Total.......................................  $267     $290     $362
                                                        ====     ====     ====
Depreciation and Amortization
  Integrated Steel....................................  $259     $252     $247
  Metal Fabrication...................................    58       22       12
  Corporate and Other.................................    --       --       --
                                                        ----     ----     ----
          Total.......................................  $317     $274     $259
                                                        ====     ====     ====

     The expenditures for integrated steel operations during 2000, 1999 and 1998 were mainly to refurbish blast furnaces and for equipment and facilities which are designed to reduce cost, increase production efficiency and improve quality and for environmental control projects. Capital spending for environmental control projects, primarily for the integrated steel operations, during 2000, 1999 and 1998 was $16 million, $18 million and $14 million, respectively.

     Capital expenditures in 2001 are expected to aggregate approximately $165 million.

     Additionally, LTV's investments in and advances to joint ventures totaled $26 million in 2000 primarily for galvanizing joint ventures and Trico Steel.

ITEM 3. LEGAL PROCEEDINGS.

BANKRUPTCY FILINGS

     On December 29, 2000, LTV and 48 of its direct and indirect subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Ohio, Eastern Division.

     The Chapter 11 cases have been assigned to Judge William T. Bodoh and designated as Case No. 00-43866. The Chapter 11 cases have been consolidated for procedural purposes only and are being administered jointly pursuant to an order entered on December 29, 2000. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the United States Code. As a result of the Chapter 11 filings, litigation relating to prepetition claims against the Debtors is stayed; however, certain prepetition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors are not subject to the automatic stay.

     LTV is also involved in various legal proceedings occurring in the normal course of its business, including the following:

UNITED STATES TRADE CASES

     2000 CASES

  Sunset Reviews

     In September 2000, the International Trade Commission ("ITC") conducted "sunset" review hearings of orders imposing dumping and countervailing duties on imports of cold rolled and corrosion-resistant steel that were over five years old. In the sunset review process, the ITC determines whether injury to United States steel producers is likely to continue or recur if the orders are revoked. On November 2, 2000, the ITC revoked all orders on cold rolled steel from the Netherlands, Germany, South Korea and Sweden, effective as of January 1, 2001. Also, on November 2, 2000, the ITC affirmed all existing orders on corrosion-resistant steel from Australia, Canada, France, Germany, South Korea and Japan for an additional five years, effective December 15, 2000. The final five-year corrosion-resistant steel antidumping margins range from 10.02% to 36.41% and the countervailing duty rates range from 0.55% to 15.13%. French and German producers of corrosion-resistant steel have filed separate appeals to the Court of International Trade ("CIT") challenging the ITC's determinations regarding their products. Similarly, Dofasco, a Canadian producer, has requested a NAFTA Binational Panel Review of the ITC's determination regarding corrosion-resistant steel.

  Hot Rolled Steel Cases

     On November 13, 2000, LTV Steel along with eight other domestic producers, the USWA and the Independent Steel Workers Union ("ISU") filed hot rolled trade cases against dumped and subsidized imports from Argentina, China, India, Indonesia, Kazakhstan, the Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine. The petitions alleged antidumping margins ranging from 13.6% to 549% and countervailing duties ranging from 8% to 54.37%. On December 28, 2000, the ITC, in a unanimous vote, rendered an affirmative preliminary injury determination on behalf of the domestic industry.

     1999 CASES

  Cold Rolled Steel Cases

     On June 21, 1999, LTV Steel, along with other domestic integrated producers, filed cold rolled trade cases that are described in LTV's periodic reports previously filed with the Securities and Exchange Commission. In January 2000, the Department of Commerce ("DOC") made its final countervailing duty determination ranging from 7.41% to 10.6% with respect to Brazil and its final determination of appropriate antidumping margins ranging from 16.65% to 80.67% for Argentina, Brazil, Japan, Russia, South Africa and Thailand. In March and May 2000, the DOC made its final determination of appropriate antidumping margins ranging from 8.67% to 163.89% for China, Indonesia, Slovakia, Taiwan, Turkey and Venezuela.

     Despite the DOC's issuance of substantial final antidumping margins, in March, April and June 2000, the ITC made a final determination that cold rolled steel imports from Argentina, Brazil, Japan, Russia, South Africa, Thailand, Turkey, Venezuela, China, Indonesia, Slovakia and Taiwan did not cause or threaten to cause material injury to domestic producers. The domestic producers filed an appeal of the ITC's negative injury determination with respect to those countries with the CIT. Briefing is scheduled to be completed in April 2001. For the first time in history, the Department of Justice ("DOJ") filed an amicus curiae brief supporting the domestic industry.

     1998 CASES

  Hot Rolled Steel Cases

     In September 1998, LTV Steel joined with eleven other domestic steel producers, the USWA and the ISU in filing antidumping and/or countervailing duty petitions against Japan, Russia and Brazil alleging injury resulting from subsidies and dumping in the importation of certain hot rolled carbon steel products. In early 1999, the DOC issued final dumping determinations against imports from (i) Japan, setting margins ranging from 20% to 67%, (ii) Brazil, setting margins ranging from 42% to 43% and countervailing duty margins ranging from 6% to 10% and (iii) Russia, setting margins ranging from 74% to 185%. Three large Japanese steelmakers filed an appeal in the CIT, seeking to reverse the hot rolled steel antidumping margins imposed upon them by the DOC. The appeal is pending.

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

     LTV Steel, along with other domestic integrated producers, filed suit in the CIT to nullify the hot rolled suspension agreements negotiated with Russia and Brazil. Briefing and oral argument before the CIT regarding the Brazilian hot rolled suspension agreement has been completed. The parties are awaiting the CIT's opinion.

     With respect to the Russian hot rolled suspension agreement, the CIT issued an opinion remanding the case to the DOC. The CIT held that the DOC failed to articulate legal standards for determining when a suspension agreement is in the public interest and whether the suspension agreement prevents price suppression or undercutting. The CIT directed the DOC to establish proper legal standards for making those determinations.

     The parties are awaiting the DOC's articulation of its legal standards. The domestic industry has until March 21, 2001 to provide its comments to the standards, and the foreign producers have until April 10, 2001 to provide their comments.

     LTV Steel is continuing to monitor the surge in unfairly traded imports and its effect on operations and anticipates that additional unfair trade cases may be filed or other relief requested.

ENVIRONMENTAL PROCEEDINGS

     Legal and administrative actions have been taken or are being threatened against LTV and its subsidiaries, as discussed below, by the United States Environmental Protection Agency ("EPA") and the States of Indiana and Ohio or their environmental agencies for alleged violations of various federal and state environmental laws and regulations. LTV has accrued for losses and costs associated with these actions that are probable and estimable or otherwise provided for studies which will provide a basis for estimation.

     In December 1998, the DOJ, representing the EPA, filed a complaint against LTV Steel in the United States District Court for the Northern District of Ohio. The complaint originally charged that LTV Steel allegedly violated applicable opacity standards at the C-5 blast furnace top and cast house, the C-6 blast furnace cast house and the No. 1 BOF shop precipitator stacks at the Cleveland Works, and applicable sulfur oxide emission standards at the C-1 blast furnace stoves and a boiler at the Cleveland Works at various times over a period of several years. The complaint originally sought to enjoin LTV Steel from further violations of the Clean Air Act, Clean Water Act and the Resource Conservation and Recovery Act and civil penalties of up to $25,000 or $27,500 per violation, depending on the date of the violation, for each day of violation of these Acts. Subsequently, the counts relating to the C-6 blast furnace, C-1 blast furnace stoves and the boiler were dropped and the counts relating to the Clean Water Act and the Resource Conversation and Recovery Act dismissed.

     In March 1998, the DOJ filed a civil action on behalf of the EPA in the United States District Court for the Western District of Pennsylvania alleging LTV Steel violated applicable pushing and combustion stack opacity emission standards in connection with the operation of its Pittsburgh coke plant in and after October 1996. In January 1999, the United States amended its complaint to allege that violations had occurred as early as November 1994. The complaint seeks civil penalties not to exceed $25,000 per day per violation for alleged violations occurring on or before January 30, 1997 and $27,500 per day per violation for alleged violations that occurred after January 30, 1997. In April 1998, the Allegheny County Health Department filed a motion to intervene and a separate complaint in the case. The separate complaint seeks penalties for alleged violations in the amount of $25,000 per day. The Allegheny County Health Department's motion to intervene was granted and, in addition, the Group Against Smog and Pollution has been granted intervenor status in the action. Operations at the coke plant, which has been permanently closed, ceased February 28, 1998.

     In December 1998, the EPA issued a Notice of Violation ("NOV") with respect to LTV Steel's Grand River, Ohio lime plant. The NOV alleges that violations of the opacity standards applicable to the kiln precipitators have occurred at various times during the years 1996, 1997 and 1998. In October 1999, the EPA issued a second NOV alleging similar violations during 1995. In February 2001, the NOV's were resolved as a result of LTV Steel's agreement to pay a $78,000 civil penalty.

     In December 1999, the EPA and the DOJ orally notified LTV that the agencies were considering the filing of an enforcement action under the Resource Conservation and Recovery Act with respect to LTV's Indiana Harbor Works. In June and July 2000, the EPA and the Indiana Department of Environmental Management ("IDEM") conducted a multi-media environmental inspection of the Indiana Harbor Works, including the collection of waste samples and subfurnace samples from a former coke plant facility. LTV does not yet know the conclusion of the EPA or IDEM with respect to the inspection.

     State of Indiana. In April 1995, LTV Steel received a NOV issued by IDEM alleging that releases of contaminants onto and beneath the ground have occurred at LTV's Indiana Harbor Works in violation of applicable environmental regulations. IDEM is seeking to have LTV undertake a comprehensive investigation and remediation of approximately 80 on-site locations where there may be soil and groundwater contamination. The NOV is broad-based and, depending upon the nature of the remediation program that might be imposed upon the Indiana Harbor Works and IDEM's authority to require a comprehensive clean-up, the cost of such work could be substantial.

     In November 1996, IDEM and the U.S. Department of Interior informed LTV and 17 other companies of their intent to perform a National Resource Damage Assessment of the Grand Calumet River System. Each of the 18 entities was asked to contribute an unspecified amount of funding for the study, which will cover a significant area that has been used for industrial purposes for over a century. IDEM also indicated that LTV has been identified as a potentially responsible party in connection with natural resource damages resulting from the release of hazardous substances and oil. In June 1999, the Natural Resources Trustees performing the assessment of the Grand Calumet River System proposed a settlement to LTV and the 17 other entities. In July 2000, LTV and eight other companies cooperating in joint defense of the Trustees' claim offered to settle each company's total liability for natural resource damages and all other environmental liabilities in the river system not otherwise covered by an effective order. Negotiations are proceeding.

     In a related matter, the U.S. Army Corps of Engineers (the "Corps") has issued a feasibility report concerning dredging of the federal channel within the Indiana Harbor and Indiana Harbor Ship Canal to assist navigation through those waterways. The Corps estimates the dredging will cost in excess of $247 million. According to the Corps' report, if dredging occurs, it will be funded primarily by the federal government. Based on estimates by the Corps, removal and disposal of sediments adjacent to LTV, which would not be federally funded, would cost approximately $2.1 million. The East Chicago Waterway Management District, an entity created by the State of Indiana, will ultimately have the responsibility to secure the non-federally funded portion, including the $2.1 million allocated to LTV. The East Chicago Waterway Management District has recently contacted LTV regarding this allocation and LTV has agreed to provide up to $2.1 million for dredging and disposal of material from navigation areas adjacent to LTV's Indiana Harbor Works, the timing and method of payment to be determined later.

     State of Ohio. On July 8, 1998, the Ohio Attorney General filed a complaint in the Cuyahoga County Court of Common Pleas alleging various instances of noncompliance with LTV Steel's NPDES permit at its Cleveland Works over an approximate five-year period. Concurrent with the filing, a consent agreement was filed with the court resolving the allegations in the complaint. Pursuant to the agreement, $419,000 in civil penalties were paid and a number of water pollution control studies at the plant were performed. LTV Steel has applied for a permit to install modifications to one of its water pollution control facilities as a result of these studies. The cost of the modifications is estimated to be $1.6 million.

     City of Buffalo. In May 2000, the EPA began conducting a sampling program, pursuant to its authority under the Comprehensive Environmental Response, Compensation and Liability Act, in a neighborhood in Buffalo, New York know as the Hickory Woods subdivision. The sampling program encompasses approximately five city blocks and includes properties sold by LTV and The Hanna Furnace Corporation in 1992 to the Buffalo Urban Renewal Authority, an agency of the City of Buffalo, and upon which the Urban Renewal Authority provided for the construction of new homes. Separately, LTV, The Hanna Furnace Corporation and the Urban Renewal Authority signed an agreement with the EPA, effective June 2, 2000, which requires LTV, Hanna and the Urban Renewal Authority to remediate soil in five vacant lots in the Hickory Woods subdivision. LTV's share of the remediation cost is approximately $300,000. The remediation of the lots has been delayed at the EPA's request. The neighborhood sampling has been completed and the EPA has released analytical data from the sampling. The EPA has stated that there are no immediate hazards presented by the contaminations identified by the sampling. The New York State Department of Health is continuing to review the data.

     LTV filed an action in the U.S. Bankruptcy Court for the Southern District of New York seeking a declaratory judgment that the claims that the City of Buffalo has asserted against LTV in connection with the proposed clean up of certain property sold in 1992 to the Buffalo Renewal Authority, an agency of the City of Buffalo, by LTV and Hanna Furnace Corporation, a joint venture partner, have been discharged or otherwise dealt with by LTV's prior Chapter 11 reorganization. Also, LTV and Hanna Furnace Corporation have filed an action in the U.S. District Court for the Western District of New York claiming unspecified damages and seeking injunctive relief in connection with the City of Buffalo's placement of more than 100,000 cubic yards of contaminated soil on LTV's property.

     Copperweld. In July 1999, the EPA issued two violations to Copperweld concerning air emissions at its Shelby, Ohio facility. Copperweld received a "Finding of Violation" alleging that it failed to conduct a timely initial performance test with respect to air emissions from its chrome plating operation and notify the EPA of such test. Copperweld also received a NOV from the EPA alleging that emissions from the Shelby facility's rotary hearth furnace exceeded permit limits. On August 3, 1999, representatives of Copperweld met with the EPA to discuss the "Finding of Violation" and the NOV. Copperweld has not received any further correspondence or communication from the EPA with respect to the disposition of either matter. The purchase agreement governing LTV's acquisition of Copperweld provides that LTV is fully indemnified by the seller, IMETAL, for these NOVs.

PATENT LITIGATION

     In July 1991, Inland Steel Company filed an action against LTV Steel and another domestic steel producer in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $600 million and an injunction against future infringement. LTV Steel in its answer and counterclaim alleged that the patents are invalid and were not infringed and sought a declaratory judgment to such effect. In May 1993, at a jury trial, LTV Steel was found to have infringed the patents. Thereafter, LTV and the other domestic steel producer applied to have the U.S. Patent Office reexamine the Inland patents and, as a result, the District Court proceeding on the validity of the patents was dismissed without prejudice. In July 1993, the U.S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of LTV Steel and the other domestic steel producer, in essence concluding that the patents should not have been granted and are invalid. Inland filed a response which sought to have the U.S. Patent Office reverse its decision; however, in July 1994, the U.S. Patent Office affirmed its decision. In September 1999, the Patent Office Board of Appeals affirmed the decision of the U.S. Patent Office and Inland has appealed that decision to the Court of Appeals for the Federal Circuit. In January 2001, the Court of Appeals heard oral arguments on Inland's appeal.

OTHER

     In 1996, LTV Steel filed an action in the U.S. Court of Federal Claims seeking recovery of approximately $25 million in Federal Insurance Contribution Act ("FICA") and Federal Unemployment Tax Act ("FUTA") taxes that were paid by LTV Steel to the U.S. government during the period 1987 through 1993 in connection with certain pension make-up payments made to certain hourly and salaried retirees. LTV's position is that these pension payments are not subject to FICA and FUTA taxes. On October 19, 1998, the U.S. Court of Federal Claims granted LTV Steel summary judgment. The parties stipulated the amount of the judgment to be approximately $24.6 million plus statutory interest. Approximately one-third of the total amount recovered by LTV would have been refunded to eligible retirees. On April 14, 1999, the government filed a notice of appeal of the summary judgment to the U.S. Court of Appeals for the Federal Circuit. On June 12, 2000, the Court of Appeals reversed the decision of the Court of Federal Claims and ruled in favor of the government. The case has been remanded to the Court of Federal Claims for decision on two issues not previously ruled upon by the lower court. The remaining issues have been fully briefed. Should it prevail on either of the two remaining issues, LTV believes that the amount of the judgment could be substantially less than the amount previously stipulated. Until a decision is made by the Court, however, the amount of any judgment cannot be calculated with certainty.

     Since August 1, 1999, approximately 1,350 asbestosis Ohio workers' compensation claims have been filed with LTV Steel, the majority of which were filed on behalf of retired employees who worked at facilities that were closed in the early 1980s. Almost all of the asbestosis workers' compensation claims were filed by the same Cleveland law firm. LTV Steel anticipates that additional claims may be filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET FOR COMMON STOCK

     LTV's common stock was listed and traded on the New York Stock Exchange under the stock symbol LTV through January 8, 2001. Since that date, LTV's common stock has been quoted and traded on the OTC Bulletin Board under the symbol LTVCQ. The number of holders of record of LTV's common stock as of February 15, 2001 was 20,712.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Resources" and the "Quarterly Financial Information (Unaudited)" note in the Notes to Consolidated Financial Statements.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       FIVE-YEAR FINANCIAL SUMMARY
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
                                               (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Summary of Operations for the Year
  Sales..................................  $ 4,934    $ 4,218    $ 4,376    $ 4,550    $ 4,240
  Income (loss) before income taxes......     (859)      (209)       (35)        63        178
  Income tax provision
     Taxes payable.......................        9          3          3         10         --
     Taxes not payable in cash...........       --         --         --         16         66
                                           -------    -------    -------    -------    -------
          Total..........................        9          3          3         26         66
                                           -------    -------    -------    -------    -------
  Income (loss) from continuing
     operations..........................     (868)      (212)       (38)        37        112
  Extraordinary charge...................       --         --         --         (4)        --
  Cumulative effect of change in
     accounting for start-up costs.......       --         --         --         (7)        --
                                           -------    -------    -------    -------    -------
  Net income (loss)......................  $  (868)   $  (212)   $   (38)   $    26    $   112
                                           =======    =======    =======    =======    =======
  Earnings (loss) per share (diluted)
     Continuing operations...............  $ (8.77)   $ (2.15)   $ (0.40)   $  0.34    $  1.04
     Net income (loss)...................    (8.77)     (2.15)     (0.40)      0.24       1.04
  Dividends paid per common share........  $  0.09    $  0.12    $  0.12    $  0.12    $  0.09
  Special charges included in income
     (loss) from continuing operations...  $   409    $    39    $    55    $   150    $    --
  Chapter 11 administrative expenses
     included in income from continuing
     operations..........................  $     4    $    --    $    --    $    --    $    --
Financial Position at Year End
  Working capital........................  $   738    $   654    $   695    $   956    $   985
  Total assets...........................    5,358      6,079      5,303      5,536      5,406
  Property, net..........................    3,249      3,632      3,265      3,161      3,117
  Long-term debt.........................       --      1,093        302        355        153
  Liabilities subject to compromise......    3,858         --         --         --         --
  Other noncurrent obligations...........      102      2,544      2,555      2,577      2,648
  Shareholders' equity...................      577      1,467      1,607      1,666      1,706
Other Financial Information
  Property additions.....................  $   267    $   290    $   362    $   326    $   243
  Depreciation and amortization..........      317        274        259        263        266
Other Operating Data
  Raw steel production (millions of
     tons)...............................      8.2        8.4        8.1        8.9        8.8
  Steel product shipments (millions of
     tons)...............................      8.8        8.0        7.9        8.3        8.1
  Operating rate.........................       94%        97%        95%       106%       105%
  Employees..............................   16,500     17,900     14,800     15,500     14,000

---------------

Note: All amounts presented have been restated for the impact of the change in accounting for inventory and for the reclassification of revenues and cost of sales for shipping and handling charges. See also the "Significant Accounting Policies" note in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On December 29, 2000, LTV and substantially all of its domestic subsidiaries filed separate petitions for reorganization under Chapter 11 of the Bankruptcy Code in the bankruptcy Court. LTV operates as a debtor-in-possession in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet and galvanized sheet products. LTV's Integrated Steel segment produced tin mill products until the tin mill business was sold on March 1, 2001. Sales are made primarily to the domestic transportation, appliance, converter, service center and electrical equipment markets. The product line of the Metal Fabrication segment includes mechanical and structural tubular products, pipe and conduit for use in transportation, agriculture, oil and gas, and construction industries. The segment also produces bimetallic wire for the telecommunications and utilities industries and engineers and manufactures pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of corporate investments and related income and expenses, and steel-related joint ventures, primarily Trico Steel and CAL, which are accounted for using the equity method. The Trico Steel investment was written off effective as of the fourth quarter of 2000. The CAL investment was sold in 2000.

RESULTS OF OPERATIONS

     Summary results for each segment are listed below ($ in millions):

                                             INTEGRATED STEEL           METAL FABRICATION        CORPORATE AND OTHER
                                        --------------------------    ----------------------    ---------------------
                                         2000      1999      1998      2000     1999    1998    2000     1999    1998
                                        ------    ------    ------    ------    ----    ----    -----    ----    ----
Sales
    Trade.............................  $3,238    $3,388    $3,685    $1,696    $830    $691    $  --    $ --    $ --
    Intersegment......................     137        88        94
                                        ------    ------    ------
    Total.............................   3,375     3,476     3,779
                                        ------    ------    ------
Cost of products sold.................   3,214     3,269     3,408     1,472     696     573       --      --      --
Selling, general and administrative...     121       116       120       107      63      52       17      10      12
Results of affiliates' operations.....      --        --        --         2       3       5     (163)    (33)    (54)
Net (income) loss on sale of
  affiliates..........................      --        --        --       (10)     --      --       84      --      --
Net interest expense..................      --         3         1        --      --      --       99      27       2
Other (income) expense................     (57)       (3)       (3)       (6)     --      --       (2)     (9)    (23)
Income (loss) before income taxes and
  special charges.....................    (162)     (161)        5        77      52      58     (361)    (61)    (43)
Special charges.......................     407        39        52         2      --       3       --      --      --
Chapter 11 administrative expenses....      --        --        --        --      --      --        4      --      --
Tons in thousands
  Shipments
    Trade.............................   6,907     7,183     7,238     1,858     859     676
    Intersegment......................     412       286       287
                                        ------    ------    ------
        Total.........................   7,319     7,469     7,525
                                        ------    ------    ------
  Raw steel production................   8,154     8,404     8,136
Operating rate........................      94%       97%       95%

     Integrated Steel. The decrease in 2000 sales is primarily due to lower shipments and lower average selling prices compared to 1999, particularly in the last half of 2000. Selling prices decreased by 2% in the last half of 2000 compared to the prior year. The decrease in 1999 sales is primarily due to a 6% decrease in average selling prices compared to 1998 and lower steel product shipments. The lower steel selling prices were a result of a significant increase in unfairly traded imports that began in the latter half of 1998 and continued throughout 2000.

     Cost of products sold as a percentage of sales increased in 2000 and 1999 primarily as a result of lower average selling prices. The 2000 costs were impacted by higher energy costs and higher employee costs resulting from the 1999 labor agreement with the USWA partially offset by higher yields and lower steel production costs. Lower purchased material costs during 1999 were primarily offset by the new labor agreement effective August 1, 1999. Cost of products sold as a percentage of sales increased in 1998 from 1997 as a result of the blast furnace reline at the Indiana Harbor Works in 1998 and lower average selling prices.

     Raw steel production at the Company's steelmaking facilities decreased in 2000 due to the impact of imports, reduced operating levels and production curtailments. Raw steel production increased in 1999 compared to 1998 primarily due to the lesser impact of the 1999 blast furnace reline compared to the reline completed in the prior year.

     The Company follows AISI standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company's products exceeds production capability.

     Selling, general and administrative expenses in 2000 increased slightly from 1999 levels due to higher contracted services. The 1999 expenses decreased from 1998 primarily due to lower Year 2000 computer and software expenditures.

     In 2000, LTV announced its intention to permanently close LTV Steel Mining Company, a producer of taconite (iron ore) pellets, and recorded a special charge of $242 million. Stripping operations were suspended in May 2000 and all other operations ceased on January 5, 2001. Approximately one-half of the special charge is a non-cash asset write-down with the balance to be paid over a period of approximately 10 years. Pellets will be obtained from alternate North American sources, primarily through long-term contracts. Anticipated savings from purchasing pellets rather than continuing to operate the mine and anticipated better pellet quality are expected to total approximately $60 million annually. The Company may be required to record an additional charge of approximately $75 million to $85 million for environmental and other closure matters should Cleveland-Cliffs Inc not exercise its option under a prepetition agreement to purchase the mine and assume such costs.

     In the fourth quarter of 2000, Integrated Steel recorded $165 million for special charges related to the impairment of the assets at the Company's tin mill business and Cleveland Works electroplating product line.

     In the second quarter of 1999, Integrated Steel recorded special charges of $39 million that included the suspension of the Hennepin pilot business systems project and a salaried force reduction.

     In the fourth quarter of 1998, Integrated Steel recorded special charges of $52 million that included the closure of a finishing facility at the Cleveland Works, recognition of an asset impairment of an electrogalvanizing joint venture in which LTV had a 50% interest and a salaried force reduction. Both shutdowns occurred during the first half of 1999.

     See also the Special Charges note in the Notes to Consolidated Financial Statements.

     During 2000, LTV sold its 53.5% interest in a limestone quarry facility and recognized a gain on the sale of $26 million. Proceeds of $31 million were used to reduce LTV's five-year secured term loan (the "Secured Facility").

     Metal Fabrication. Sales increased in 2000 and 1999 due to the inclusion of the Acquisitions for the entire year in 2000 and since the dates of acquisition in 1999. Increased metal buildings sales in each of the three years presented also contributed to the overall increases in sales.

     Cost of products sold as a percentage of sales increased in 2000 and 1999 primarily due to lower average tubular product selling prices and the incurrence of start-up costs of the new tubing facilities in Marion, Ohio, Elizabethtown, Kentucky and Portland, Oregon. Cost of products sold as a percentage of sales decreased in 1998 from 1997 as a result of improved margins from metal buildings sales partially offset by lower average tubular product selling prices.

     Selling, general and administrative expenses in 2000 and 1999 increased over the prior year due to the inclusion of the Acquisitions in late 1999.

     In the second quarter of 2000, a special charge of $2 million was recorded for the closure of a Cleveland tubing facility. In the fourth quarter of 1998, a special charge of $3 million was recorded for the closure of a production line for electric-weld tubing.

     See also the "Special Charges" note in the Notes to Consolidated Financial Statements.

     Corporate and Other. Results of affiliates' operations include two steel-related joint ventures, Trico Steel and CAL. Trico Steel is a flat rolled steel minimill, in which LTV has a 50% interest. Results in 2000 improved over 1999 when Trico Steel had experienced equipment problems related to two transformers. Results improved in each quarter of 1999, and in the fourth quarter of 1999 Trico Steel's results were approximately breakeven. Shipments for 2000 were 1.3 million tons compared to 1.2 million tons in 1999. The 2000 and 1998 surges in steel imports also negatively affected Trico Steel production levels and selling prices during these years. LTV's share of Trico Steel losses was $22 million, $26 million and $50 million in 2000, 1999 and 1998, respectively. Trico Steel ceased operations on March 22, 2001 and filed for bankruptcy under Chapter 11 on March 27, 2001. As a result, LTV wrote off its entire investment in Trico Steel and recorded a charge included in the results of affiliates' operations of $139 million in the fourth quarter of 2000.

     LTV sold its 46.5% interest in CAL to the other partners for $2 million. The investment was written down by $84 million to its fair value in the second quarter of 2000. Additionally, if the CAL operation proves successful, LTV could receive future payments beginning in 2001 through 2020. The CAL investment contributed over $7 million to LTV's losses in both 2000 and 1999. In the fourth quarter of 2000, LTV sold its 40% interest in a metal fabrication joint venture and recognized a gain of $10 million.

     See also the "Unconsolidated Joint Ventures" note in the Notes to Consolidated Financial Statements.

     In the fourth quarter of 2000, the Company recorded $4 million of administrative expenses related to the filing under Chapter 11. The higher interest expense in 2000 is related to the issuance in late 1999 of the 11.75% Senior Notes due 2009 (the "11.75% Notes"), the $225 million Secured Facility and borrowings under LTV's existing credit facilities to finance the Acquisitions. The higher selling, general and administrative expenses in 2000 are due to the increased provision for doubtful accounts for customers of LTV that have filed for bankruptcy subsequent to December 31, 2000. In 1999, lower interest and other income resulted from decreased interest income on lower levels of investments, lower capitalized interest and new or additional interest expense.

     Income Taxes. In 2000, 1999 and 1998 the Company recorded full valuation allowances to offset the tax benefits generated in those years. Taxes payable consist primarily of state, foreign and federal taxes.

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

     See also the "Taxes" note in the Notes to Consolidated Financial
Statements.

LIQUIDITY AND FINANCIAL RESOURCES

     The Company's sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its debtor-in-possession facilities. Prior to obtaining the debtor-in-possession facilities, LTV was permitted under an interim order of the Court to retain the cash proceeds of receivables and inventory.

     In 2000, cash provided by operating activities amounted to $116 million. Major uses of cash during 2000 included $267 million in capital expenditures and $34 million for debt repayment.

     To fund the Acquisitions made in 1999, LTV issued the $275 million 11.75% Notes, a $225 million Secured Facility and $80 million of cumulative convertible preferred stock. The balance was financed through increased borrowings under LTV's existing credit facilities. The Secured Facility and the credit facilities have been reclassified as current liabilities due to the occurrence of Events of Default as specified in the debt instruments. Interest is being paid weekly on the existing credit facilities and quarterly under the terms of the Secured Facility.

The accrual and payment of interest on the remaining debt facilities has been suspended. The contractual amount of interest not accrued at December 31, 2000 was $0.5 million.

     In 1998, the Company signed a new agreement with the Pension Benefit Guaranty Corporation ("PBGC"). Under this agreement, LTV will fund its major defined benefit pension plans based on Employee Retirement Income Security Act of 1974 minimum funding standards and additional amounts as appropriate. LTV does not anticipate any significant pension funding requirements until 2004.

     In October 2000, the Company announced that the Board of Directors voted to suspend future payments of the $0.03 per share common stock dividend and established a program to repurchase shares of LTV common stock, 8.25% Cumulative Convertible Preferred shares and Senior Notes and to otherwise deleverage the Company. LTV expected to repurchase the equivalent of approximately 10 million shares of common stock in the open market from time to time. Prior to filing Chapter 11, LTV spent $519,000 to repurchase 454,300 shares of common stock and has since suspended the reacquisition program. Since filing under Chapter 11, no dividends have been paid, no shares have been repurchased and the new debtor-in-possession facilities prohibit the payment of dividends on all preferred and common stock.

     The Company anticipates that total capital expenditures will approximate $165 million during 2001.

     The Company has obtained debtor-in-possession credit facilities, however, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the terms of the debtor-in-possession credit facilities and the ability to obtain other financing. As a result of these uncertainties, there can be no assurance existing or future sources of liquidity will be adequate. See the "Subsequent Event -Debtor-in-Possession Credit Facilities" note in the Notes to Consolidated Financial Statements on page F-14 of this Annual Report on Form 10-K.

INVESTING ACTIVITIES

     The Company's strategy in recent years had been to invest in growing steel-related businesses that complement its core steelmaking business. Recent investments implementing this strategy resulted in acquiring interests in companies engaged in metal fabrication and in companies with new steelmaking technologies as well as a new hot-dip galvanizing venture.

     In 1999, the Integrated Steel segment purchased a 16.5% interest in an electrogalvanizing line joint venture located in Walbridge, Ohio. This line currently produces zinc, nickel/zinc and nickel/zinc/organic coated products and has an annual capacity of approximately 450,000 tons of coated product. One third of the line's processing time is dedicated to LTV.

     LTV converted an electrogalvanizing line into a hot-dip galvanizing line known as Columbus Coatings which is located in Columbus, Ohio, and owned 50% by LTV and 50% by Bethlehem. Start-up operations commenced in November 2000 with each partner entitled to 50% of the capacity. LTV and Bethlehem also entered into another joint venture, each owning a 50% interest in Columbus Processing Company, which is a steel-slitting, inspecting and warehousing service facility for the automotive industry located near Columbus Coatings.

     During 2000, LTV sold its 53.5% interest in a limestone quarry facility and recognized a gain on the sale of $26 million. Proceeds of $31 million were used to reduce LTV's Secured Facility.

     The Metal Fabrication segment was expanded in 1999 with the Acquisitions. Included with the Acquisitions was the Portland, Oregon structural tubing plant completed in 1999 with operations beginning in the third quarter of 1999. In 2000, a sale/leaseback of the Portland facility generated cash proceeds of $38 million. The Marion, Ohio tubing facility was completed in 1999 at a total capital cost of $52 million and began start-up operations in 1999. The plant has a rated annual processing capacity of 146,000 tons and manufactures high-quality tubing for the automotive industry and other mechanical tubing markets.

     The segment also made investments in joint ventures which include a tailor-welded blanking operation in Michigan, automotive steel processing and blanking operations in Puebla, Silao and Saltillo, Mexico and international joint ventures in metal buildings operations that are located in Brazil, Chile and Mexico.

     The Corporate and Other segment over the past three years has invested approximately $82 million in Trico Steel, a joint venture steel minimill located in Alabama. In 2000, LTV sold its interest in the CAL joint venture to the other partners for $2 million. LTV wrote off its entire investment in Trico Steel and recorded a charge of $139 million effective as of the fourth quarter of 2000.

     To participate in the increasing use of internet-based business-to-business transactions, LTV has an ownership position in MetalSite L.P, a web-based business that primarily sells steel products through an on-line auction process. LTV increased its ownership percentage from 4% in 1999 to 10% in 2000 through the exercise of a warrant and is currently using MetalSite to market certain of its steel products.

     The Integrated Steel segment has primarily invested in equipment upgrades, including the major relines of blast furnaces in 1999 and 1998, and new technologies to keep its facilities cost competitive, improve productivity and enhance customer service.

COMPETITION AND PRICES

     Domestic steel producers face significant competition from foreign producers affecting both prices and volume. Due primarily to the 1998 economic difficulties faced by countries in Asia and Latin America, carbon flat rolled steel products imports into the U. S. increased to record levels during the fall of 1998. For the full year 1998, imports of flat rolled product from all foreign countries totaled approximately 20 million tons or 25% of domestic steel consumption, higher than 1999 levels by 44%. A significant amount of the 1998 increase occurred after July 1998 as imports totaled 30% of domestic steel consumption in the last half of 1998. A significant percentage of these imports was unfairly traded under U. S. trade laws and this resulted in a sharp decline in domestic steel prices. Trade action brought by U. S. steel producers resulted in a reduction in import levels during early 1999, although carbon flat rolled steel imports continued throughout 1999 at levels that were in excess of recent years. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the U.S. dollar against foreign currencies. Decisions by some foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations of their governments than by prevailing market conditions.

     The downward pressure on pricing from the illegally traded imports began in the last half of 1998 and continued in the first half of 1999 as customers reduced their high inventory levels accumulated during the period of high imports. Prices began to increase in the last half of 1999 and into the first half of 2000. The last half of 2000 saw a reversal of this trend with a significant decline in steel selling prices. Average steel selling prices in 2000 remained below both 1999 and 1998 levels.

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

OUTLOOK

     Demand for the Integrated Steel segment's products has softened and average selling prices continue to be weak. Recently announced price increases will not be sufficient to increase average selling prices to levels that will permit the Integrated Steel segment to return to profitability. The Metal Fabrication segment is experiencing lower shipment levels and softened demand due to the slower overall economic conditions in the first quarter of 2001. The Company has not yet proposed a plan of reorganization to emerge from Chapter 11 proceedings. Due to material uncertainties, it is not possible to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of LTV or its subsidiaries.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk, including changes in interest rates and commodity prices. At December 31, 2000, the Company had no futures contracts that were used to reduce exposure to fluctuation in costs caused by the price volatility of certain metal commodities and natural gas supplies.

     The estimated fair value of the Company's long-term debt in default at December 31, 2000 would be $667 million less than the recorded value based on current market interest rates available for financings with similar risks, terms and maturities.

     The Company is subject to customer concentration risk. Direct sales to General Motors, the Company's largest customer, accounted for approximately 9% of the Company's consolidated revenues in 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of LTV are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     LTV's Restated Certificate of Incorporation as amended provides for three classes of directors of as nearly equal size as possible. The term of each class is three years, and expires in rotation. The Restated Certificate further provides that a director holds office until the annual meeting for the year in which his or her term expires and his or her successor is elected and qualified. In the case of any director who is an officer or employee of LTV, such director's term will expire at the end of the second month following such director's retirement or resignation from his position as an officer or employee.

     LTV's directors and executive officers, their ages, and their positions and offices were as follows as of March 15, 2001:

                  NAME                 AGE                   POSITIONS AND OFFICES HELD
                  ----                 ---                   --------------------------
      William H. Bricker..........     69      Chairman of the Board, President and Chief Executive
                                               Officer
      Dr. Colin C. Blaydon........     60      Director
      John E. Jacob...............     66      Director
      Edward C. Joullian III......     71      Director
      Vincent A. Sarni............     72      Director
      Stephen B. Timbers..........     56      Director
      Farah M. Walters............     56      Director
      John D. Turner..............     55      Executive Vice President, Chief Operating Officer,
                                               President, LTV Copperweld
      David M. Gilchrist, Jr. ....     52      Executive Vice President, President, VP Buildings
      Glenn J. Moran..............     53      Senior Vice President, General Counsel and Secretary
      George T. Henning...........     59      Vice President and Chief Financial Officer
      John C. Skurek..............     56      Vice President and Treasurer
      Eric W. Evans...............     44      Vice President and Controller

     William H. Bricker became President, Chairman of the Board and Chief Executive Officer of LTV on November 9, 2000. Additionally, since March 1982, he has been a director of LTV. He was from July 1976 to May 1987 the Chief Executive Officer and from November 1979 to May 1987 the Chairman of the Board of Diamond Shamrock Corporation, now known as Maxus Energy Corporation (coal, chemicals and oil and gas). He is Trust Manager of American Industrial Properties REIT and Chairman of LTV's Executive Committee.

     Dr. Colin C. Blaydon became a director of LTV in September 1988. Dr. Blaydon is Dean Emeritus and Buchanan Professor of Management of the Amos Tuck School of Business Administration and the Director of the John H. Foster Center for Private Equity at Dartmouth College. Dr. Blaydon is also a director of LECG, Inc. (professional consulting), a member of the DHM Arcadia Partners Advisory Board (venture capital) and a Trustee of The Center for Excellence in Government. Member of LTV's Audit and Compensation and Organization Committees.

     John E. Jacob became a director of LTV in June 1993. Mr. Jacob has been Executive Vice President and Chief Communications Officer for Anheuser-Busch Companies, Inc. since June 1994. Prior thereto, he had been President and Chief Executive Officer of the National Urban League Inc. since January 1982. He also is a director of Coca-Cola Enterprises, Inc. and Anheuser-Busch Companies, Inc. Chairman of LTV's Compensation and Organization Committee and Member of the Executive Committee.

     Edward C. Joullian III became a director of LTV in October 1976. For more than the past five years, he has been Chairman of the Board and, until August 1998, Chief Executive Officer of Mustang Fuel Corporation (energy development and services). He is a director of Fleming Companies, Inc. (food distribution). Member of LTV's Compensation and Organization Committee.

     Vincent A. Sarni became a director of LTV in June 1993. Mr. Sarni was Chairman of the Board and Chief Executive Officer of PPG Industries, Inc. (producer and supplier of coatings, glass and specialty chemicals) from November 1984 until September 1993. Member of LTV's Audit and Compensation and Organization Committees.

     Stephen B. Timbers became a director of LTV in June 1993. In February 1998, he became the President of Northern Trust Global Investments. From 1995 through 1997, he was President, Chief Executive Officer and Chief Investment Officer of Zurich Kemper Investments, Inc. (investment adviser). From 1992 to 1996 he was President, Chief Operating Officer, and a director of Kemper Corporation (financial services). Member of LTV's Audit and Compensation and Organization Committees.

     Farah M. Walters became a director of LTV in June 1993. She is President and Chief Executive Officer of University Hospitals Health Systems, Inc. and University Hospitals of Cleveland, and has served in these capacities since 1992. Mrs. Walters joined University Hospitals in 1986. She held positions of increasing responsibility until her appointment as Chief Executive Officer in 1992. In 1993, she was appointed to Hillary Rodham Clinton's National Health Care Reform Task Force. Mrs. Walters is a director of Kerr-McGee Corporation (oil and gas), Polyone Corporation (polyvinyl chloride compounds and resins), University HealthSystem Consortium in Chicago, Illinois, Cleveland Tomorrow, the Greater Cleveland Growth Association and University Circle, Inc. and is also on the visiting committee of Case Western Reserve University's Weatherhead School of Management. Chairwoman of LTV's Audit Committee and Member of the Executive Committee.

     John D. Turner was appointed Chief Operating Officer of LTV in February 2001 and Executive Vice President of LTV and President of LTV Copperweld in November 1999. Prior thereto, since February 1988, he served as President and Chief Executive Officer of Copperweld Corporation.

     David M. Gilchrist has been Executive Vice President of LTV since February 2000 and President and Chief Executive Officer of VP Buildings since November 1995.

     Glenn J. Moran has been Senior Vice President and General Counsel of LTV since September 1992 and Secretary since July 1993. He has also served for the last seven years as Vice President and General Counsel of LTV Steel.

     George T. Henning was elected Chief Financial Officer of LTV in May 1999. Prior thereto, since September 1995, he was Vice President and Controller of LTV.

     John C. Skurek has been Vice President and Treasurer of LTV since February 1993. Mr. Skurek has also served as Vice President and Treasurer of LTV Steel since September 1992.

     Eric W. Evans was elected Vice President and Controller in June 1999. Prior thereto, Mr. Evans served as General Manager-Strategic Planning and Business/Corporate Development of LTV from November 1995 to June 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth the cash compensation and other components of compensation earned during the periods presented by each person who served as the Chief Executive Officer during 2000 and LTV's four most highly compensated executive officers, other than the persons who served as Chief Executive Officer, who served as executive officers at the end of 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                    ---------------------------------
                                                                                            AWARDS            PAYOUTS
                                                                                    -----------------------   -------
                                            ANNUAL COMPENSATION                                  NUMBER OF
                                          ------------------------                  RESTRICTED   SECURITIES             ALL OTHER
                                                                     OTHER ANNUAL     STOCK      UNDERLYING    LTIP      COMPEN-
           NAME AND PRINCIPAL                    SALARY     BONUS    COMPENSATION    AWARD(S)     OPTIONS     PAYOUTS    SATION
            POSITION IN 2000              YEAR     ($)     ($)(2)        ($)          ($)(3)      GRANTED     ($)(4)     ($)(5)
           ------------------             ----   -------   -------   ------------   ----------   ----------   -------   ---------
William H. Bricker(1)...................  2000   116,667   200,000       3,671             0      500,000          0            0
Chairman and Chief
Executive Officer
Peter Kelly.............................  2000   648,183         0           0             0      107,400          0    1,624,972
Former Chairman and                       1999   622,238         0           0        17,098      107,400          0      227,231
Chief Executive Officer                   1998   503,333   140,000           0       221,299      196,500          0      203,114
John D. Turner..........................  2000   500,000   219,000      18,143             0       40,000          0        8,712
Executive Vice President                  1999    70,780         0       2,884       146,875       50,000          0          882
Richard J. Hipple(6)....................  2000   365,000         0           0        70,000       40,000          0       65,632
Former Executive Vice President           1999   284,195         0           0       120,509       30,000          0       55,075
                                          1998   247,112    82,000           0        11,824       22,200          0       52,259
David M. Gilchrist......................  2000   292,567   152,000           0        65,000       20,000     82,475       37,648
Executive Vice President                  1999   252,067   109,694           0        90,000       15,000     89,600       34,987
                                          1998   227,700   120,705           0             0        9,800     53,410       32,996
James F. Haeck(6).......................  2000   330,857         0           0             0       22,200          0       86,826
Former Executive Vice President           1999   305,263         0           0       122,272       30,000          0       95,570
                                          1998   274,963    95,000           0         9,245       22,200          0       94,355

---------------

(1) Does not include compensation received by Mr. Bricker for his service as a non-employee director. (See "--Director Compensation".)

(2) Bonus for Mr. Bricker represents payment of a one-time up-front bonus in connection with his letter agreement discussed below. See "-- Other Agreements -- Mr. William H. Bricker."

(3) The number of shares and year-end value of restricted common stock awards held as of December 31, 2000 were as follows: Mr. Bricker -- 0 shares and $0; Mr. Kelly -- 0 shares and $0; Mr. Turner -- 25,000 shares and $8,500; Mr. Hipple -- 42,445 shares and $14,432; Mr. Gilchrist -- 36,565 shares and $12,432; and Mr. Haeck -- 21,022 shares and $7,147. Included in these amounts are deferred restricted stock awards accrued in the form of notional stock and payable in shares of common stock which are subject to a 10% forfeiture provision for early withdrawal. Dividends are payable on restricted stock awards to the same extent as all other shares of common stock. Restricted stock awards granted under LTV's Management Stock Acquisition Program vest on the third anniversary of the date of grant. On the third anniversary of the date of grant, restricted stock awards granted under LTV's Amended and Restated Management Incentive Program vest as to 10,000 of the 20,000 shares granted to Mr. Haeck, 20,000 of the 40,000 shares granted to Mr. Hipple and 10,000 of the 25,000 shares granted to Mr. Turner. The remaining shares of restricted stock vest on or after the first anniversary of the date of grant only if the price of LTV's common stock reaches, (i) with respect to Mr. Haeck, $10 a share as to 5,000 shares of restricted stock and $15 a share as to the remaining 5,000 shares of restricted stock, (ii) with respect to Mr. Hipple, $10 a share as to 10,000 shares of restricted stock and $15 a share as to the remaining 10,000 shares of restricted stock and (iii) with respect to Mr. Turner, $10 a share as to 7,500 shares of restricted stock and $15 a share as to the remaining 7,500 shares of restricted stock. See " -- Other Agreements" for a description of Mr. Kelly's participation in the Management Incentive Program and Management Stock Acquisition program.

(4) LTIP Payouts for Mr. Gilchrist represent payments made under the terms of the VP Buildings Long-Term Incentive Cash Plan.

(5) Consists of supplemental salary under the Design Your Benefits Program, accruals under defined contribution pension plans, matching employer contributions of cash to the Capital Accumulation Plan and service recognition payments in the following respective amounts for 2000: Mr. Bricker -- $0, $0, $0 and $0; Mr. Kelly -- $37,413, $157,133, $5,906 and
    $12,520; Mr. Turner -- $0, $0, $8,712 and $0; Mr. Hipple --

    $14,145, $39,781, $5,906 and $5,800; Mr. Gilchrist -- $3,401, $30,572,
    $3,675 and $0; Mr. Haeck -- $16,134, $58,566, $5,906 and $6,220. Also
    includes, with respect to Mr. Kelly, payments received in connection with his resignation and retirement from LTV. See " -- Other Agreements -- Mr. J. Peter Kelly."

(6) Mr. Hipple and Mr. Haeck left the Company in February 2001.

     The following table sets forth certain information concerning options to purchase LTV's common stock granted in 2000 to the individuals named in the Summary Compensation Table.

                             OPTION GRANTS IN 2000

                                           INDIVIDUAL GRANTS
                                     -----------------------------                POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF      PERCENT OF                                 ASSUMED ANNUAL RATES OF STOCK
                       SECURITIES    TOTAL OPTIONS                                PRICE APPRECIATION FOR OPTION
                       UNDERLYING      GRANTED TO     EXERCISE OR                            TERM(3)
                         OPTIONS      EMPLOYEES IN     BASE PRICE    EXPIRATION   -----------------------------
        NAME           GRANTED(#)    FISCAL YEAR(1)   ($/SHARE)(2)      DATE          5%($)          10%($)
        ----           -----------   --------------   ------------   ----------   -------------   -------------
William H. Bricker...      500,000         32%           1.0000       11/09/10         314,450         796,850
Peter Kelly..........      107,400          7%           3.2500       02/24/10         219,515         556,300
John D. Turner.......       40,000          3%           3.2500       02/24/10          81,756         207,188
Richard J. Hipple....       40,000          3%           3.2500       02/24/10          81,756         207,188
David M. Gilchrist...       20,000          1%           3.2500       02/24/10          40,878         103,594
James F. Haeck.......       22,200          1%           3.2500       02/24/10          45,375         114,989
All common             105,426,287         --            1.0000             --      66,302,592     168,017,874
  stockholders(4)....  105,426,287         --            3.2500             --     215,480,788     546,076,539

---------------

(1) A total of 1,557,700 options were granted to employees in 2000. Except for the options granted to Mr. Bricker and Mr. Kelly, one-third of the options become exercisable on 02/24/01, one-third on 02/24/02 and one-third on 02/24/03. With respect to the options granted to Mr. Bricker, all options become exercisable on 10/31/01. See " -- Other Agreements -- Mr. J. Peter Kelly" for a description of Mr. Kelly's option ownership. Each optionee must demonstrate the ownership of a specified number of "qualifying shares" of Company common stock in order to participate in future option awards. Each option is exercisable with a payment of cash, stock or both for a period of 10 years and vests immediately in the event of death, disability or retirement or in the event certain change of control events occur. If shares are used to exercise an option, the Compensation and Organization Committee of the Board of Directors may grant a replacement option on the shares so used.

(2) The exercise prices of all options were based on the closing prices of a share of common stock as reported on the New York Stock Exchange on the date of grant.

(3) The dollar amounts under these columns are the result of theoretical calculations at 5% and 10% rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, in LTV's stock price.

(4) The potential realizable value for all stockholders is based on 105,426,287 shares of common stock outstanding at December 31, 2000.

     The following table sets forth certain information concerning the exercise in 2000 of options to purchase LTV's common stock by the individuals named in the Summary Compensation Table and the unexercised options to purchase LTV's common stock held by such individuals at December 31, 2000.

         AGGREGATED OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES

                         SHARES                      NUMBER OF SECURITIES UNDERLYING             VALUE OF
                       ACQUIRED ON    VALUE            OPTIONS GRANTED AT YEAR END          UNEXERCISED IN-THE-
                        EXERCISE     REALIZED   -----------------------------------------    MONEY OPTIONS AT
        NAME               (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE     YEAR END($)(1)
        ----           -----------   --------   -----------   -------------   -----------   -------------------
William H. Bricker...       0           0           4,000        500,000           0                 0
Peter Kelly..........       0           0         271,800              0           0                 0
John D. Turner.......       0           0          16,666         73,334           0                 0
Richard J. Hipple....       0           0          62,774         67,400           0                 0
David M. Gilchrist...       0           0          11,532         33,268           0                 0
James F. Haeck.......       0           0          79,970         49,600           0                 0

---------------

(1) The value is calculated based on the aggregate amount of the excess of $0.34 (the closing price of a share of LTV's common stock as reported on the New York Stock Exchange Composite Transactions report for December 28, 2000) over the relevant exercise price.

          LONG-TERM INCENTIVE PLANS -- AWARDS MADE IN LAST FISCAL YEAR

                                                      PERFORMANCE OR       ESTIMATED FUTURE PAYOUTS OF
                                     NUMBER OF         OTHER PERIOD            PERFORMANCE SHARES
                                  SHARES, UNITS OR        UNTIL         ---------------------------------
                                    OTHER RIGHTS      MATURATION OR     THRESHOLD     TARGET     MAXIMUM
              NAME                    ($ OR #)            PAYOUT        ($ OR #)     ($ OR #)    ($ OR #)
              ----                ----------------    --------------    ---------    --------    --------
William H. Bricker..............            0           2000-2004             0            0           0
Peter Kelly.....................       28,000           2000-2004         9,333       28,000      84,000
John D. Turner..................       10,500           2000-2004         3,500       10,500      31,500
Richard J. Hipple...............       10,500           2000-2004         3,500       10,500      31,500
David M. Gilchrist..............        5,200           2000-2004         1,733        5,200      15,600
James F. Haeck..................        5,800           2000-2004         1,933        5,800      17,400

     The number of performance shares earned will be determined on the basis of LTV's total stockholder return (share price appreciation plus reinvested dividends) over a four-year performance period as compared to the companies composing LTV's selected peer group (Armco/AK Steel, Bethlehem Steel, National Steel, Nucor, Weirton, Wheeling-Pittsburgh and USX-Steel Group) and LTV. The Compensation and Organization Committee (the "Committee") has established an award achievement schedule for determining the actual shares earned, which will vary between threshold and maximum levels based on performance. Payment of shares generally will be made in shares of common stock as soon as practicable after the end of the performance period.

     During the performance period, participants will be credited with dividend equivalents which will be used to grant additional performance shares that will be subject to the same performance requirements and the same terms and conditions.

     If LTV's total stockholder return ranks sixth or worse among the eight steel companies listed above, no performance shares will be earned.

     Threshold Award: The amounts shown in the table represent the number of shares paid if LTV's total stockholder return ranks fifth among the eight steel companies listed above and total stockholder return for the period is negative. (If LTV's total stockholder return is negative for the period, any performance share award otherwise earned is reduced by two-thirds in amount.)

     Target Award: The target award will be earned if LTV's total stockholder return ranks fifth among the eight steel companies listed above, and total stockholder return for the period is positive.

     Maximum Award: The maximum award will be earned if LTV finishes with the highest total stockholder return among the steel companies listed above, and total stockholder return for the period is positive.

     The performance share award achievement schedule for 2000 awards requires that companies which cease to exist as independent entities be ranked last among the companies used in the comparison.

     The Committee retains the authority to adjust the performance share awards in appropriate circumstances.

RETIREMENT BENEFIT PLANS

Restated Executive Benefit Plan

     In January 1996, LTV replaced the Executive Benefit Plan (the "Benefit Plan"), a defined benefit plan, with the Restated Executive Benefit Plan (the "Restated Plan"), a defined contribution plan. The Restated Plan is designed to provide a fixed annual contribution (expressed as a percentage of covered compensation) to a participant which, together with projected investment returns, will be sufficient to provide an annual retirement benefit at age 65 equal to the difference between (i) 55% of projected final average three year compensation (salary plus annual incentive award, if any) and (ii) the aggregate benefit provided under all other retirement plans maintained by LTV. Such benefit is prorated to the extent that years of service total less than 30. Participants will invest such contributions in notional investment options. Twenty executives of LTV and its subsidiaries (including Messrs. Hipple, Gilchrist and Haeck) currently are included in the Restated Plan. Mr. Bricker and Mr. Turner are not participants in the Restated Plan. See " -- Other Agreements -- Mr. J. Peter Kelly" for a description of Mr. Kelly's participation in this plan.

     With regard to participants who were also in the predecessor Benefit Plan, annual contributions will be increased, if necessary, at retirement to provide a retirement benefit equivalent to the defined benefit to which these participants would have been entitled had the provisions of the predecessor Benefit Plan remained in effect. These participants would also be provided the survivor and disability benefits included in the predecessor Benefit Plan. See " -- Other Agreements -- Mr. J. Peter Kelly" for a description of Mr. Kelly's participation in this plan.

Predecessor Plan

     Under the predecessor Benefit Plan, the maximum retirement benefit was 50% of final average compensation (as defined below) after 15 years of participation or upon attaining normal retirement age, whichever should first occur, after offsetting for amounts payable under all other existing retirement benefits. For participants whose employment terminated prior to normal retirement age and prior to 15 years of participation, benefits accrued at the rate of 3 1/3% of final average compensation per year of participation (prorated for each calendar month during which the participant participated for at least one day). Final average compensation was a participant's average annual compensation (base salary plus awards under the Annual Incentive Program) for the 36 consecutive months which yielded the highest average compensation while a participant. Retirement benefits were payable at the later of a participant's termination of employment or normal retirement age or before normal retirement age with approval of the Board of Directors of LTV. Normal retirement age under the Benefit Plan is age 62.

     The disability benefit provided in the predecessor Benefit Plan was equal to 100% of final average compensation for one year and 50% thereafter and a survivor benefit payable to a participant's spouse (until death) and, subsequently, to the participant's children collectively (until the last child reached age 21). The survivor's benefit for active and disabled participants was 25% of final average compensation. Similar survivors of retired participants would have received in the aggregate a benefit of 50% of the relevant participant's pension. Furthermore, survivors of former participants who died while still employed by LTV would have received a benefit of 50% of the pension accrued while an active participant.

     Two executive officers of LTV and its subsidiaries are currently participating in the predecessor Benefit Plan. LTV closed the Benefit Plan to new participants at year-end 1993. As of December 31, 2000, the annualized compensation of Mr. Kelly covered by the Benefit Plan was approximately $1,225,000. As of December 31, 2000, Mr. Kelly was credited with 11 years of participation. The following table shows the estimated annual benefits payable upon retirement under the Benefit Plan for employees in the classifications specified.

                                            ANNUAL COVERED COMPENSATION -- THREE YEAR AVERAGE
            AGE/YEARS              -------------------------------------------------------------------
        OF PARTICIPATION           $300,000   $450,000   $600,000   $750,000   $1,000,000   $1,120,000
        ----------------           --------   --------   --------   --------   ----------   ----------
                                                        ESTIMATED ANNUAL BENEFIT
Before Normal Retirement Age
     5 Years                       $50,000..  $ 75,000   $100,000   $125,000   $  166,667   $  186,667
     10 Years                      $100,000.. $150,000   $200,000   $250,000   $  333,333   $  373,333
     15 Years                      $150,000.. $225,000   $300,000   $375,000   $  500,000   $  560,000
At Normal Retirement Age (62)      $150,000.. $225,000   $300,000   $375,000   $  500,000   $  560,000

---------------

Note: Benefits will be reduced by Social Security benefits and retirement and disability benefits payable under other Company plans. For those individuals who became participants after December 31, 1984, benefits are also reduced to the extent benefits are payable by retirement plans of former employers.

Other Prior Retirement Plans

     Officers included in the Summary Compensation Table were also covered by defined benefit plans at LTV and its steel subsidiary, which have been frozen. Assuming retirement at age 65, the aggregate annual benefit payable to Messrs. Hipple and Haeck under these frozen defined benefit retirement plans will be approximately $6,390 and $14,780, respectively. The aggregate annual benefit to Mr. Kelly would have been approximately $75,450.

     With respect to Messrs. Kelly, Hipple and Haeck, their annual retirement benefits under the frozen defined benefit plans described in the immediately preceding paragraph have been taken into account in calculating the annual contribution under the Restated Plan and with respect to Mr. Kelly are taken into account as offsets to any additional amount otherwise payable to them under the predecessor Benefit Plan.

EXECUTIVE SEVERANCE AND CHANGE IN CONTROL PLANS

Executive Severance Pay Plan

     LTV has an Executive Severance Plan (the "Severance Plan") which provides severance benefits for certain key executives (including Messrs. Gilchrist, Hipple, and Haeck) if the executive's employment is involuntarily terminated for reasons other than cause. The Severance Plan has not been presented to the Court for approval. See " -- Other Agreements -- Mr. William H. Bricker" and
" -- Other Agreements -- Mr. John D. Turner" for a description of Mr. Bricker's and Mr. Turner's severance benefits in the event of such a termination. The Severance Plan provides for the following to be included in calculating the severance benefit: (i) base salary and (ii) bonus award, if any, payable under LTV's Annual Incentive Plan using a combination of actual corporate and target individual performance criteria for that year. During the period for which severance benefits are paid, the executive will continue to participate in LTV's life and health insurance and retirement plans. In connection with Mr. Kelly's resignation and retirement from LTV, he waived participation in the Severance Plan.

     The maximum period during which plan benefits will be paid ranges from 6 to 24 months depending upon the participant's position level. The benefit (as defined above) payable under the Severance Plan to the executives named in the Summary Compensation Table is as follows: Mr. Gilchrist-12 months; Mr. Hipple-12 months; and Mr. Haeck-12 months. The severance payments would be offset by compensation earned by such executives from other employers and/or payments made under the Change in Control Severance Pay Plan described below. Members of senior management, including the officers named in the Summary Compensation Table, will be required to enter into a non-compete agreement with LTV and release LTV from all employment-related liabilities as a condition to receiving payments under the Severance Plan.

Executive Change in Control Severance Pay Plan

     LTV also has an Executive Change in Control Severance Pay Plan (the "CIC Plan") which covers the senior executives of LTV and certain senior executives of its subsidiaries, including Messrs. Turner, Hipple, Gilchrist, and Haeck. Mr. Bricker is not a participant in the CIC Plan. The purposes of the CIC Plan are to assure continuity of management by establishing certain minimum severance benefits for such executives in the event of a "change in control" (as defined below), and to insure that such executives discharge their duties in respect of any proposed or actual change in control without concern for their personal employment security. Benefits are payable under the CIC Plan only if a change in control has occurred and within 24 months thereafter a covered executive's employment is terminated by LTV other than for cause (as defined) or, in the case of Mr. Turner, if the executive terminates his employment for good reason. Good reason is defined in the CIC Plan as an adverse change in the executive's position, authority, responsibilities, salary or incentive targets, benefits, location of employment or travel schedule. The CIC Plan has not been presented to the Court for approval.

     Benefits payable under the CIC Plan include the following: a lump sum payment equal to two times the named executive's current base salary and annual incentive target award (three times in the cases of Mr. Turner, Mr. Hipple and Mr. Gilchrist), the continuation of certain welfare plans, and the provision of financial counseling and outplacement services. Further, LTV will make an additional payment in an amount such that, after the payment of all income and excise taxes, the executive will be in the same after-tax position as if no excise tax under the Internal Revenue Code had been imposed.

     In addition, upon an executive's termination under the terms of the CIC Plan, awards under LTV's Amended and Restated Management Incentive Program, and any successor or similar plan, will accelerate, including the vesting of stock options, the release of restrictions on restricted stock, and the receipt of performance share awards for the measurement period not yet expired or otherwise not vested, earned as if management objectives have been met at the target level. The terminated executive would also receive a retirement contribution based on the amount of the lump sum payment, and a lump sum payment equal to the executive's balance under the LTV Executive Deferred Compensation Plan. As a condition to receiving such benefits, the executive must enter into certain confidentiality, non-solicitation and non-competition agreements. Payments under the CIC Plan are in lieu of payments under the Severance Plan described above.

     For purposes of the CIC Plan, any of the following events will be deemed to be a change in control of LTV: (a) acquisition by a person or entity (excluding certain qualified owners such as a Company employee benefit plan or an owner whose acquisition was approved by the then incumbent Board) of 15% or more of LTV's voting securities (as defined); (b) change in more than one-half of the incumbent Board of Directors or their approved successors; (c) consummation of a reorganization, merger or consolidation of, or sale of substantially all of the assets of, LTV or its principal steelmaking subsidiary, LTV Steel Company, Inc., unless substantially all stockholders receive two-thirds or more of the stock of the resulting entity, a majority of the board of Directors of the resulting entity were members of the incumbent Board, and no person or entity owns more than 20% of the stock of the resulting company; (d) liquidation or dissolution of LTV; or (e) acquisition by a person or entity of more than 50% of the voting securities (as defined) of LTV Steel Company, Inc., unless substantially all stockholders receive two-thirds or more of the stock of the resulting entity, a majority of the board of Directors of the resulting entity were members of the incumbent Board, and no person or entity owns more than 20% of the stock of the resulting company. For purposes of subparagraph (e), any acquisition by LTV or any subsidiary of LTV does not constitute a change in control of LTV.

     The CIC Plan provides for a rolling three-year term, which is automatically extended on each anniversary of the CIC Plan unless LTV gives notice that it does not intend to extend the term of the CIC Plan.

OTHER AGREEMENTS

     Mr. William H. Bricker. LTV has a letter agreement with Mr. William H. Bricker, entered into on December 4, 2000, which sets forth the principal terms of Mr. Bricker's employment with LTV as Chairman and Chief Executive Officer. The letter agreement provides for a one year term, renewable for an additional six months at the option of LTV by notice to Mr. Bricker not later than September 1, 2001. The letter agreement provides for an up-front bonus of $200,000 and a base salary of $700,000 per year or such higher rate as the

Board of Directors may determine. Under the terms of the letter agreement, Mr. Bricker was granted nonqualified stock options for an aggregate of 500,000 shares of LTV's common stock with an exercise price of $1.00 per share. LTV has agreed to provide Mr. Bricker housing in Cleveland, Ohio and a car, but Mr. Bricker is not entitled to participate in LTV's medical and life insurance programs and other pension and welfare benefit plans and programs, including LTV's CIC Plan and Severance Plan discussed above. In the event Mr. Bricker is involuntarily terminated following a change in control of LTV, his base salary for the balance of the term will be paid in a lump sum. In the event LTV appoints a successor to Mr. Bricker as Chief Executive Officer during the term, he will resign from such position, but is entitled to the balance of his base salary and all unvested options discussed above shall automatically vest. On March 20, 2001, the Court approved the modification of the letter agreement.

     Mr. John D. Turner. On February 22, 2000, LTV entered into an amended employment agreement with Mr. John D. Turner, which sets forth the terms and conditions of Mr. Turner's employment as an Executive Vice President of LTV and the President of Copperweld Corporation. The term of Mr. Turner's employment is through December 31, 2002, unless earlier terminated. Under the agreement, Mr. Turner is entitled to a base salary of at least $500,000 and the right to participate in LTV's bonus and/or incentive compensation programs, and all present or future employee benefit plans generally applicable to LTV's executives. In addition, LTV has agreed to provide not less than the amount of split-dollar life insurance on the life of Mr. Turner as in effect on November 10, 1999.

     In accordance with the agreement, LTV credited $1,500,000 of deferred compensation to an account for the benefit of Mr. Turner in the LTV Corporation Executive Deferred Compensation Plan. Two-thirds of this amount and any earnings appreciation thereon become nonforfeitable on November 11, 2001 if Mr. Turner continues to be employed on such date, and the remaining one-third, plus earnings and appreciation, becomes nonforfeitable on November 11, 2002 if Mr. Turner continues to be employed on such date. In addition, Mr. Turner's rights in the deferral amount will become nonforfeitable on his death or permanent disability or termination from LTV for any reason or no reason other than for cause.

     If Mr. Turner remains in the employment of LTV until his retirement at age 62 (or later), LTV will pay Mr. Turner a supplemental benefit for his lifetime (or, at Mr. Turner's election, in sixty monthly installment payments) equal to the difference between all amounts Mr. Turner receives as primary Social Security benefits plus employer-provided retirement benefits and 60% of the average of the highest annual compensation paid to him by LTV in any three consecutive years of the ten most recently completed calendar years prior to his retirement. Upon Mr. Turner's death following his retirement, his surviving spouse will be entitled to receive one-half of the supplemental benefit Mr. Turner received if such spouse is the woman to whom Mr. Turner was married on the date of his retirement and to whom he remained married until his death. Upon one-year's prior notice, Mr. Turner may, following his 54th birthday, quit or retire from LTV, and begin receiving the supplemental benefit described herein, but at a reduced level. If Mr. Turner quits or retires from LTV following his 54th birthday, he may delay receipt of his supplemental benefit until age 62 and receive the benefit at a non-reduced level. If Mr. Turner's employment is terminated by LTV other than for cause or his employment is terminated due to permanent incapacity, then upon his 55th birthday he will be entitled to the supplemental benefits described herein, at the reduced levels. If Mr. Turner's employment is terminated for cause, no supplemental benefits are payable.

     If Mr. Turner becomes disabled during the course of his employment with LTV, he will be entitled to a paid leave of absence for up to one year in the aggregate in any four consecutive year period. If Mr. Turner becomes permanently incapacitated or dies during the course of his employment with LTV, LTV will pay to him or his estate, as applicable, an amount equal to three times his annual salary then in effect, paid in 36 monthly installments, subject to certain offsets in the event of his incapacity.

     If Mr. Turner is terminated from LTV for cause, the agreement automatically terminates and Mr. Turner ceases to be entitled to any payments otherwise due Mr. Turner. If Mr. Turner's employment is terminated prior to January 1, 2003 other than for cause or due to permanent incapacity, or under circumstances in which LTV's CIC Plan would provide benefits, then Mr. Turner will be entitled to an amount equal to three times his annual salary then in effect, paid in 36 monthly installments, as well as certain customary perquisites and the right to participate in certain welfare plans of LTV. If Mr. Turner's employment is terminated on or after January 1, 2003, the terms of the Severance Plan apply.

     Mr. Turner has agreed not to engage in certain activities that compete with LTV for two years after he retires or is terminated and any period during which he is receiving an annual salary (or the equivalent thereof) from LTV.

     On March 20, 2001, the Court approved the modification of Mr. Turner's employment agreement.

     Mr. J. Peter Kelly. On December 11, 2000, LTV and Mr. J. Peter Kelly entered into an Employment, Retirement, Severance and Non-Competition Agreement. Pursuant to this agreement, Mr. Kelly resigned as Chairman and Chief Executive Officer of LTV on November 9, 2000, and retired as an employee of LTV effective December 11, 2000.

     From November 9, 2000 until his retirement on December 11, 2000, Mr. Kelly received his base salary at the level in place on November 9, 2000 as well as certain customary perquisites, continued to be eligible for a 2000 bonus under the Annual Incentive Program and participated in LTV's welfare and pension plans on the same basis as he had previously participated. Mr. Kelly ceased to be entitled to vacation pay and service recognition payments during this time.

     In accordance with the terms of the agreement, Mr. Kelly received a cash severance payment of $1,400,000 on December 12, 2000. The terms of Mr. Kelly's agreement also provide for him to receive monthly cash payments during 2001 and 2002 that amount to $366,892 in the aggregate. As a result of the Chapter 11 filing, no monthly payments have been made.

     Equity Compensation. With respect to Mr. Kelly's participation in the Management Incentive Program, on December 11, 2000 the restrictions on 30,000 shares of restricted common stock awarded to Mr. Kelly lapsed. In addition, Mr. Kelly is deemed to have voluntarily terminated employment with LTV after attaining age 62 with respect to 80,200 shares of restricted common stock awarded under the Program. With respect to the Management Stock Acquisition Program portion of the Management Incentive Program, as of December 11, 2000 the restrictions on 71 shares of restricted common stock plus any reinvested dividends lapsed, as did the restrictions on 6,924 matching shares awarded plus any reinvested dividends. All unvested options to purchase common stock held by Mr. Kelly on December 11, 2000 were forfeited.

     Retirement Benefits. Under the terms of the agreement, Mr. Kelly is not eligible to participate in the Restated Plan with respect to contributions or benefit accruals for periods following December 11, 2000, and Mr. Kelly was to receive a lump sum payment equal to his account balance in the defined contribution portion of the Restated Plan as of December 11, 2000. His account balance has not been paid as a result of the Chapter 11 filing. With respect to Mr. Kelly's participation in the predecessor Benefit Plan, commencing January 1, 2004, if Mr. Kelly is then living, LTV will pay Mr. Kelly $5,172 per month for life. If the spouse to whom Mr. Kelly was married on December 11, 2000 survives Mr. Kelly, and remained married to Mr. Kelly until the date of his death, following Mr. Kelly's death LTV will pay to her a surviving spouse benefit of $2,586 per month for her life. If Mr. Kelly dies before January 1, 2004 and if the spouse to whom Mr. Kelly was married on December 11, 2000 survives Mr. Kelly and remained married to Mr. Kelly until the date of his death, commencing on January 1, 2004 LTV will pay to her a surviving spouse benefit of $2,586 per month for her life. The amounts set forth in this paragraph are subject to adjustment by an independent actuary as set forth in the agreement.

     Welfare and Other Benefits. Mr. Kelly will receive post-retirement welfare benefits as an age 62 retiree on the same terms and conditions as other salaried retirees of LTV. Mr. Kelly has also been provided a lump sum office allowance of $12,000, executive level outplacement services and financial counseling, and was reimbursed for reasonable professional fees and costs incurred in connection with the preparation of the agreement.

     In connection with his resignation and retirement from LTV, Mr. Kelly has also agreed to maintain the confidentiality of all information to which he had access or of which he was informed that is confidential and proprietary information of LTV or a trade secret of LTV. Mr. Kelly has also agreed not to engage in certain activities that compete with LTV through December 31, 2002.

DIRECTOR COMPENSATION

     Directors who are not employees of LTV receive fees in accordance with the following schedule.

Annual retainer for Board service...........................  $40,000
  For service as chairman of a committee....................  $ 5,000
Attendance fees
  Board meetings (per meeting)..............................  $ 1,000
  Committee meetings (per meeting)..........................  $ 1,000

     LTV believes that the overall level of its compensation for non-employee directors is competitive with the average level of director compensation at other integrated flat rolled steel companies and selected industrial companies similar in size to LTV.

     LTV has a non-employee directors' equity compensation plan under which non-employee directors may elect to take any amount of their annual retainer and other fees in the form of LTV common stock. Prior to January 1, 2001, 50% of the annual retainer for Board service was paid in the form of common stock. LTV also has a non-employee directors' deferred compensation plan which permits non-employee directors to defer receipt of their fees and provides eight notional investment options for such fees, including a notional investment in LTV's common stock, payable in cash. Further, LTV has a non-employee directors' stock option plan where under non-employee directors who own at least 1,000 shares of LTV's common stock receive an annual grant of options to purchase 1,000 shares of common stock. However, no grant is made in any year in which an annual meeting of stockholders of LTV is not held.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of LTV's Compensation and Organization Committee are John E. Jacob (Chairman), Colin C. Blaydon, Edward C. Joullian III, Vincent A. Sarni and Stephen B. Timbers. No officers or employees of LTV serve on the Compensation and Organization Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the ownership as of February 15, 2001 of LTV's common stock by (i) the stockholders known by LTV to be beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of the directors, (iii) the executives named in the summary compensation table below and (iv) all current directors and officers of LTV as a group. All securities shown have been acquired since June 1, 1993. No persons are known by management to be beneficial owners of more than 5% of any class of LTV's equity securities, except as noted below. All such holders have sole voting and investment powers unless otherwise indicated.

                                                              NUMBER OF BENEFICIALLY
                                                                 OWNED SHARES OF        PERCENT
                          NAME(A)                                  COMMON STOCK         OF CLASS
                          -------                             ----------------------    --------
Basso Securities Ltd. (c)...................................        7,448,057             7.45%
1281 East Main Street
Stamford, Connecticut 06902
Dimensional Fund Advisors Inc. (b)..........................        5,727,993             5.73%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
DKR Management Company Inc..................................        7,488,057             7.45%
(fka AIG International Management Company, Inc.) (b)
1281 East Main Street
Stamford, Connecticut 06902
William H. Bricker..........................................           19,754(g)            (d)
Dr. Colin C. Blaydon........................................           22,694(f)(g)         (d)
John E. Jacob...............................................           22,784(f)(g)         (d)
Edward C. Joullian III......................................           53,157(e)(g)         (d)
Vincent A. Sarni............................................           21,694(f)(g)         (d)
Stephen B. Timbers..........................................           38,107(g)            (d)
Farah M. Walters............................................           22,694(f)(g)         (d)
David M. Gilchrist, Jr......................................           70,914(f)(g)         (d)
Peter Kelly.................................................          371,965(f)(g)         (d)
James F. Haeck..............................................          146,497(f)(g)         (d)
Richard J. Hipple...........................................          152,798(f)(g)         (d)
John D. Turner..............................................           64,999(f)(g)         (d)
All directors and executive officers as a group (16                 1,241,055(f)(g)       1.24%
  persons)..................................................

---------------

(a) Unless otherwise indicated, the address of the listed stockholder is c/o The LTV Corporation, 200 Public Square, Cleveland, Ohio 44114.

(b) A Schedule 13G filed with the SEC on February 2, 2001 reported that Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Advisors Act of 1940, and serves as investment manager of certain other commingled group trusts and separate accounts (the "Funds"). The Funds own all shares of common stock reported. In its role as investment advisor, Dimensional possesses voting and/or investment power over the common stock owned by the Funds. Dimensional disclaims beneficial ownership of all shares reported.

(c) A Schedule 13G filed with the SEC on January 9, 2001 reported that Basso Securities Ltd. ("Basso"), as an adviser to certain funds (the "DKR Funds") managed by DKR Management Company Inc. ("DKR"), beneficially owns 547,450 shares of preferred stock of LTV held by the DKR Funds, which shares are convertible into 7,448,057 shares of common stock of LTV. Basso disclaims beneficial ownership of all shares reported. A separate Schedule 13G filed with the SEC on January 9, 2001 reported that DKR beneficially owns the 547,450 shares of preferred stock of LTV held by the DKR Funds. DKR disclaims beneficial ownership of all shares reported. The Chapter 11 filings prevent the exercise of the conversion rights associated with the shares of preferred stock reported on the Schedule 13G's of Basso and DKR.

(d) Less than 1% of class.

(e) Mr. Joullian has a beneficial interest in 13,000 shares of Common Stock owned by Joullian & Co., a limited partnership.

(f) Includes restricted shares of Common Stock in the following amounts, which are subject to conditions of forfeiture and restrictions on sales, transfer or other disposition: Mr. Gilchrist -- 36,000 shares; Mr. Haeck -- 10,000 shares; Mr. Hipple -- 40,000 shares; Mr. Turner -- 25,000 shares; and All Current Directors and Executive Officers as a Group -- 131,224. Additionally, the amounts shown for Messrs. Blaydon, Jacob, Sarni, and Mrs. Walters include 14,694 notional shares payable in Common Stock. Additional amounts of such notional stock included for other individuals named in the table are as follows: Mr. Kelly -- 36,459 shares; Mr. Gilchrist -- 513 shares; Mr. Haeck -- 29,726 shares; and Mr. Hipple -- 10,356 shares. Such notional shares have no voting rights.

(g) Includes shares of Common Stock in the following amounts which are not now owned by which could be acquired by exercise of stock options: Each non-employee Director -- 7,000 shares; Mr. Bricker -- 4,000 shares; Mr. Kelly -- 271,800 shares; Mr. Gilchrist -- 26,466 shares; Mr.
    Haeck -- 104,770 shares; Mr. Hipple -- 93,507 shares; Mr. Turner -- 29,999 shares; and All Current Directors and Executive Officers as a Group -- 765,498 shares.

Sumitomo and its affiliates own 100% of LTV's Series B Preferred Stock (500,000 shares) and 3,328,220 shares of LTV's common stock. Sumitomo and its affiliates, through conversion of its Series B Preferred Stock, together with its existing shares of LTV's common stock, could acquire up to 6,253,908 shares or more than 6% of LTV's common stock. The address of Sumitomo's U.S. affiliate is c/o Sumitomo Metal USA Corporation, 8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois 60631.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 2000, LTV paid $10 million for technical assistance and other fees, steel mill product and dividends on preferred stock and sold $8 million of steel product to Sumitomo and its affiliates. Subsidiaries of LTV and of Sumitomo also are partners in an electro-galvanizing line joint venture and a steel mini-mill joint venture. LTV paid an aggregate of $61 million in processing fees to the electro-galvanizing partnerships in 2000, and such partnerships paid an aggregate of $3 million in rent and related fees to LTV in 2000. Sumitomo and its affiliates are a significant stockholder of LTV. See "Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (2) List of Financial Statements and Financial Statement Schedules.

     Reference is made to the listing preceding the financial statements attached hereto on page F-1 for a list of all financial statements and financial statement schedules filed as exhibits and part of this Annual Report on Form 10-K filed as part of this Annual Report pursuant to Rule 3.09 of Regulation S-X.

     (a)(3) List of Exhibits.

     Reference is made to the listing in (c) below for a list of all other exhibits filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

     Not applicable.

     (c) Exhibits.

     Certain of the exhibits to this Annual Report on Form 10-K are hereby incorporated by reference, as specified below, to other documents filed with the Commission by LTV. Exhibit designations below correspond to the numbers assigned to exhibit classifications in Regulation S-K.

     (d) Financial Statement Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K on page F-1.

(3)-(1)      --     Restated Certificate of Incorporation of LTV dated April 29,
                    1994 (incorporated by reference to Exhibit (3)-(1) to LTV's
                    Report on Form 10-K for the year ended December 31, 1999)
(3)-(2)      --     Certificate of Designations for Series A Cumulative
                    Convertible Preferred Stock (incorporated herein by
                    reference to Exhibit 10.53 to LTV's Report on Form 10-Q for the quarter ended September 30, 1999)
(3)-(3)      --     Certificate of Designations for Series B Preferred Stock
                    (incorporated herein by reference to Exhibit 4 to SMI
                    America, Inc.'s Schedule 13D, dated July 8, 1993 (the "SMI
                    13D"))
(3)-(4)      --     Amended and Restated By-Laws of LTV adopted on February 1,
                    1999 (incorporated by reference to Exhibit (3)-(4) to LTV's
                    Report on Form 10-K for the year ended December 31, 1999)
(4)-(1)      --     Indenture dated as of September 22, 1997 between LTV and The
                    Chase Manhattan Bank, as Trustee, (incorporated herein by
                    reference to Exhibit 4.1 to LTV's Registration Statement on
                    Form S-4 [Registration No. 333-40425])
(4)-(2)      --     Indenture dated as of November 5, 1999 among LTV, certain
                    guarantors named therein and U.S. Bank Trust, N.A., as
                    trustee (incorporated herein by reference to Exhibit (10)-
                    (52) to LTV's Report on Form 10-Q for the quarter ended
                    September 30, 1999)
(10)-(1)*    --     LTV Executive Benefit Plan as amended and restated effective
                    January 1, 1985 (incorporated herein by reference to Exhibit
                    (10)(c)-(2) to LTV's Report on Form 10-K for the year ended
                    December 31, 1985)
(10)-(2)*    --     Amendment No. 1 to LTV Executive Benefit Plan adopted
                    November 20, 1987 (incorporated herein by reference to
                    Exhibit (10)(c)-(3) to LTV's Report on Form 10-K for the
                    year ended December 31, 1987)
(10)-(3)*    --     LTV Excess Benefit Plan dated as of January 1, 1985
                    (incorporated herein by reference to Exhibit (10)(c)-(5) to
                    LTV's Report on Form 10-K for the year ended December 31,
                    1984)
(10)-(4)     --     Securities Purchase Agreement dated as of May 26, 1993 by
                    and among LTV, LTV Steel Company, Inc. and SMI America, Inc.
                    (incorporated herein by reference to Exhibit 2 to the SMI
                    13D)
(10)-(5)     --     Common Stock Registration Rights Agreement dated as of June
                    28, 1993 by and between LTV and SMI America, Inc.
                    (incorporated herein by reference to Exhibit 5 to the SMI
                    13D)
(10)-(6)     --     Consultation and Management Participation Agreement dated as of June 28, 1993 between LTV and Sumitomo Metal Industries,
                    Ltd. (incorporated herein by reference to Exhibit 6 to the
                    SMI 13D)
(10)-(7)     --     L-S Exchange Right and Security Agreement dated as of June
                    28, 1993 by and among LTV/EGL Holding Company, Sumikin EGL
                    Corp., LTV, SMI America Inc., and Sumitomo Metal USA
                    Corporation (incorporated herein by reference to Exhibit 7 to the SMI 13D)

(10)-(8)     --     Amendments Nos. 1 and 2 to the Securities Purchase Agreement
                    dated as of May 26, 1993 among LTV, LTV Steel Company, Inc.
                    and SMI America, Inc. (incorporated herein by reference to
                    Exhibit (10)-(20) to LTV's Report on Form 10-Q for the
                    quarter ended September 30, 1994)
(10)-(9)     --     Revolving Credit Agreement dated as of October 12, 1994
                    among LTV Sales Finance Company, the financial institutions parties thereto as banks, the issuing banks, the facility
                    agent and collateral agent (incorporated herein by reference to Exhibit (10)-(22) to LTV's Report on Form 10-Q for the
                    quarter ended September 30, 1994)
(10)-(10)    --     Receivables Purchase and Sale Agreement dated as of October
                    12, 1994 among LTV, LTV Steel Company, Inc., as the
                    servicor, the sellers named therein, and LTV Sales Finance
                    Company, as the purchaser (incorporated herein by reference to Exhibit (10)-(23) to LTV's Report on Form 10-Q for the
                    quarter ended September 30, 1994)
(10)-(11)    --     Collateral Trust Agreement dated as of May 25, 1993 among
                    LTV, LTV Steel Company, Inc., United Steelworkers of America
                    and Bank One Ohio Trust Company, N.A., as Collateral Trustee
                    (incorporated herein by reference to Exhibit 10.33 to LTV's
                    Report on Form 10-Q for the quarter ended June 30, 1993)
(10)-(12)    --     Open-End Mortgage, Security Agreement and Fixture Filing
                    dated as of June 28, 1993 by LTV Steel Company, Inc. to Bank
                    One Ohio Trust Company, N.A. (incorporated herein by
                    reference to Exhibit 10.34 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
(10)-(13)    --     License Agreement dated as of June 28, 1993 between LTV
                    Steel Company, Inc. and Bank One Ohio Trust Company, N.A.
                    (incorporated herein by reference to Exhibit 10.35 to LTV's
                    Report on Form 10-Q for the quarter ended June 30, 1993)
(10)-(14)    --     Settlement Agreement and Stipulated Order on behalf of the
                    United States of America on behalf of the United States
                    Environmental Protection Agency approved by the United
                    States Bankruptcy Court Southern District of New York (the
                    "Court") on April 15, 1993 and supplemented by Exhibit
                    (10)-(18) below (incorporated herein by reference to Exhibit
                    10.38 to LTV's Report on Form 10-Q for the quarter ended
                    June 30, 1993)
(10)-(15)    --     Second Settlement Agreement and Stipulated Order
                    supplementing (10)-(17) above and approved by the Court on
                    May 19, 1993 (incorporated herein by reference to Exhibit
                    10.39 to LTV's Registration Statement on Form S-1
                    [Registration No. 33-50217])
(10)-(16)    --     Settlement Agreement and Stipulated Order on behalf of the
                    State of Minnesota approved by the Court on May 19, 1993
                    (incorporated herein by reference to Exhibit 10.39 to LTV's
                    Report on Form 10-Q for the quarter ended June 30, 1993)
(10)-(17)    --     Settlement Agreement and Stipulated Order on behalf of the
                    State of Indiana on behalf of the Indiana Department of
                    Environmental Management approved by the Court on May 24,
                    1993 (incorporated herein by reference to Exhibit 10.40 to
                    LTV's Report on Form 10-Q for the quarter ended June 30,
                    1993)
(10)-(18)    --     Settlement Agreement and Stipulated Order on behalf of the
                    State of New York and approved by the Court on May 24, 1993
                    (incorporated herein by reference to Exhibit 10.42 to LTV's
                    Report on Form 10-Q for the quarter ended June 30, 1993)
(10)-(19)    --     Settlement Agreement and Stipulated Order on behalf of the
                    State of Connecticut and approved by the Court on May 19,
                    1993 (incorporated herein by reference to Exhibit 10.43 to
                    LTV's Report on Form 10-Q for the quarter ended June 30,
                    1993)
(10)-(20)    --     Settlement Agreement and Stipulated Order on behalf of the
                    Commonwealth of Pennsylvania and approved by the Court on
                    May 24, 1993 (incorporated herein by reference to Exhibit
                    10.44 to LTV's Report on Form 10-Q for the quarter ended
                    June 30, 1993)

(10)-(21)     --         Settlement Agreement and Stipulated Order on behalf of the State of Ohio on behalf of the
                         Ohio Environmental Protection Agency and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.45 to LTV's Report on Form 10-Q for the quarter ended June
                         30, 1993)
(10)-(22)     --         Settlement Agreement and Stipulated Order on behalf of the State of Georgia and approved by the Court on May 24, 1993 (incorporated herein by reference to Exhibit 10.46 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
(10)-(23)     --         Closing Agreement between LTV, its subsidiaries and the Commissioner of Internal Revenue as filed with the United States Bankruptcy Court for the Southern District of New York on May
                         14, 1993 (incorporated herein by reference to Exhibit 10.47 to LTV's Report on Form 10-Q for the quarter ended June 30, 1993)
(10)-(24)*    --         The LTV Corporation Non-Employee Directors Stock Option Plan adopted on October 22, 1993
                         (incorporated herein by reference to Exhibit 10.49 to Amendment No. 2 to LTV's Registration
                         Statement on Form S-1 [Registration No. 33-50217])
(10)-(25)*    --         Amendment No. 2 to LTV Executive Benefit Plan adopted October 22, 1993 (incorporated herein by reference to Exhibit 10.50 to Amendment No. 2 to LTV's Registration Statement on Form S-1
                         [Registration No. 33-50217])
(10)-(26)*    --         The LTV Corporation Supplemental Management Retirement Plan adopted on October 22, 1993
                         (incorporated herein by reference to Exhibit 10.52 to Amendment No. 2 to LTV's Registration
                         Statement on Form S-1 [Registration No. 33-50217])
(10)-(27)*    --         Amendment No. 1 to The LTV Corporation Supplemental Management Retirement Plan adopted on
                         January 28, 1994 (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on
                         Form 10-K for the year ended December 31, 1993)
(10)-(28)*    --         Amendment No. 3 to LTV Executive Benefit Plan adopted October 28, 1994 (incorporated herein by reference to Exhibit (10)-(48) to LTV's Report on Form 10-Q for the quarter ended
                         September 30, 1994)
(10)-(29)*    --         Amendment to The LTV Corporation Supplemental Management Retirement Plan adopted on October
                         28, 1994 (incorporated herein by reference to Exhibit (10)-(51) to LTV's Report on Form 10-Q for the quarter ended September 30, 1994)
(10)-(30)     --         Amendment No. 1 to the Receivables Purchase and Sale Agreement dated as of October 12, 1994 among LTV, LTV Steel Company, Inc., as the servicor, the sellers named therein, and LTV Sales
                         Finance Company, as the purchaser (incorporated herein by reference to Exhibit (10)-(57) to
                         LTV's Report on Form 10-Q for the quarter ended September 30, 1995)
(10)-(31)*    --         The LTV Corporation Amended and Restated Non-Employee Directors' Equity Compensation Plan
                         adopted on November 22, 1996 (incorporated herein by reference to Exhibit (10)-(58) to LTV's
                         Report on Form 10-K for the year ended December 31, 1996)
(10)-(32)*    --         The LTV Corporation Amended and Restated Non-Employee Directors' Deferred Compensation Plan
                         adopted on November 22, 1996 (incorporated herein by reference to Exhibit (10)-(59) to LTV's
                         Report on Form 10-K for the year ended December 31, 1996)
(10)-(33)*    --         The LTV Corporation Amended and Restated Executive Deferred Compensation Plan adopted on
                         October 25, 1996 (incorporated herein by reference to Exhibit (10)-(60) to LTV's Report on
                         Form 10-K for the year ended December 31, 1996)
(10)-(34)*    --         The LTV Corporation Management Incentive Program (Amended and Restated Effective April 24,
                         1997) (incorporated herein by reference to Exhibit A to LTV's Proxy Statement on Schedule 14A
                         filed on March 10, 1997)

(10)-(35)*   --     The LTV Change in Control and Severance Pay Plan I
                    (incorporated herein by reference to Exhibit 10.1 to
                    Amendment No. 1 to LTV's Registration Statement on Form S-4
                    [Registration No. 33-40425])
(10)-(36)    --     Note Purchase and Letter of Credit Agreement dated as of
                    February 26, 1998 among LTV Steel Company, Inc., various
                    financial institutions (as defined therein), Chase
                    Securities, Inc., as placement agent, The Chase Manhattan
                    Bank, as administrative agent and The Chase Manhattan Bank, as collateral agent (incorporated herein by reference to
                    Exhibit (10)-(52) to LTV's Report on Form 10-Q for the
                    quarter ended June 30, 1998)
(10)-(37)    --     Guaranty made as of February 26, 1998 by LTV Steel Products,
                    LLC given in connection with the Note Purchase and Letter of
                    Credit Agreement dated as of February 26, 1998 among LTV
                    Steel Company, Inc., various financial institutions (as
                    defined therein), Chase Securities, Inc., as placement
                    agent, The Chase Manhattan Bank, as administrative agent and
                    The Chase Manhattan Bank, as collateral agent (incorporated herein by reference to Exhibit (10)-(53) to LTV's Report on
                    Form 10-Q for the quarter ended June 30, 1998)
(10)-(38)    --     Contribution and Sale Agreement dated as of February 26,
                    1998 among LTV Steel Products, LLC, as purchaser, LTV Steel
                    Company, Inc., as servicor, and LTV Steel Company, Inc. and
                    Georgia Tubing Corporation, as initial sellers (incorporated herein by reference to Exhibit (10)-(54) to LTV's Report on
                    Form 10-Q for the quarter ended June 30, 1998)
(10)-(39)    --     Inventory Processing and Servicing Agreement dated as of
                    February 26, 1998 by and among LTV Steel Products, LLC, LTV
                    Steel Company, Inc., as processor and servicor, and The
                    Chase Manhattan Bank, as collateral agent (incorporated
                    herein by reference to Exhibit (10)-(55) to LTV's Report on
                    Form 10-Q for the quarter ended June 30, 1998)
(10)-(40)    --     Trust Agreement dated as of February 26, 1998 among LTV
                    Steel Products, LLC, as issuer, and The Chase Manhattan Bank as collateral agent (incorporated herein by reference to
                    Exhibit (10)-(56) to LTV's Report on Form 10-Q for the
                    quarter ended June 30, 1998)
(10)-(41)    --     Amendment No. 2 dated as of March 1, 1998 to the Receivables
                    Purchase and Sale Agreement dated as of October 12, 1994
                    among LTV, LTV Steel Company, Inc., as the servicor, the
                    sellers named therein, and LTV Sales Finance Company, as
                    purchaser, and Amendment No. 1 to Revolving Credit Agreement dated as of October 12, 1994 among LTV Sales Finance
                    Company, the financial institutions parties thereto as
                    banks, the issuing banks, the facility agent and collateral agent, both dated as of March 1, 1998 (incorporated herein by reference to Exhibit (10)-(57) to LTV's Report on Form
                    10-Q for the quarter ended June 30, 1998)
(10)-(42)    --     Agreement dated as of December 2, 1998 between LTV, the
                    PBGC, the Initial LTV Group (as defined in the Agreement)
                    and LTV, as Administrator of the Restored Plans
                    (incorporated herein by reference to Exhibit (10)-(51) to
                    LTV's Report on Form 10-K for the year ended December 31,
                    1998)
(10)-(43)*   --     Employment, Retirement and Non-Competition Agreement dated as of December 28, 1998 between LTV and David H. Hoag
                    (incorporated herein by reference to Exhibit (10)-(50) to
                    LTV's Report on Form 10-K for the year ended December 31,
                    1998)
(10)-(44)    --     Credit Agreement dated as of November 10, 1999 among LTV,
                    the lenders named therein, Morgan Stanley Senior Funding,
                    Inc., as syndication agent, and Credit Suisse First Boston, as Administrative Agent, together with certain exhibits
                    thereto (incorporated herein by reference to Exhibit 10.54 to LTV's Report on Form 10-Q for the quarter ended September
                    30, 1999)

(10)-(45)    --     Trust Agreement dated as of December 16, 1994 between LTV
                    and Mellon Bank, N.A., as trustee (incorporated by reference to Exhibit (10)-(45) to LTV's Report on Form 10-K for the
                    year ended December 31, 1999)
(10)-(46)*   --     Third Amendment to Employment Agreement dated as of February
                    22, 2000 among John D. Turner, Copperweld Corporation and
                    The LTV Corporation (incorporated by reference to Exhibit
                    (10)-(46) to LTV's Report on Form 10-K for the year ended
                    December 31, 1999)
(10)-(47)*   --     Amendment No. 1 to The LTV Corporation Change in Control
                    Severance Pay Plan I dated as of January 31, 2000
                    (incorporated by reference to Exhibit (10)-(47) to LTV's
                    Report on Form 10-K for the year ended December 31, 1999)
(10)-(48)*   --     Amendment No. 1 to The LTV Corporation Change in Control
                    Severance Pay Plan II dated as of January 31, 2000
                    (incorporated by reference to Exhibit (10)-(48) to LTV's
                    Report on Form 10-K for the year ended December 31, 1999)
(10)-(49)+   --     Pellet Sale and Purchase Agreement dated as of May 15, 2000, by and among The Cleveland-Cliffs Iron Company, an Ohio
                    corporation, Cliffs Mining Company, a Delaware corporation,
                    Northshore Mining Company, a Delaware corporation, and LTV
                    Steel Company, Inc., a New Jersey corporation (incorporated by reference to Exhibit (10)-(49) to LTV's report on Form
                    10-Q for the quarter ended June 30, 2000)
(10)-(50)*   --     Employment Agreement dated December 4, 2000 between The LTV
                    Corporation and Mr. William H. Bricker (filed herewith)
(10)-(51)*   --     Employment, Retirement, Severance and Non-Competition
                    Agreement dated December 11, 2000 between The LTV
                    Corporation and Mr. J. Peter Kelly (filed herewith)
(21)         --     List of subsidiaries (filed herewith)
(23)         --     Consent of Ernst & Young LLP (filed herewith)

---------------

* Management contract or compensatory plan or arrangement.

+ Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF THE 28TH DAY OF MARCH 2001.

                                          THE LTV CORPORATION

                                          By /s/ GLENN J. MORAN
                                            ------------------------------------
                                            (Glenn J. Moran)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                   SIGNATURE                                    TITLE                        DATE
                   ---------                                    -----                        ----
/s/WILLIAM H. BRICKER                             Chairman of the Board, President,     March 28, 2001
                                                  Chief Executive Officer and
----------------------------------------------    Director
   (William H. Bricker)

/s/GEORGE T. HENNING                              Vice President and Chief Financial    March 28, 2001
                                                  Officer (Principal Financial
----------------------------------------------    Officer and Principal Accounting
   (George T. Henning)                            Officer)

/s/ERIC W. EVANS                                  Vice President and Controller         March 28, 2001
----------------------------------------------
   (Eric W. Evans)

/s/COLIN C. BLAYDON                               Director                              March 28, 2001
----------------------------------------------
   (Colin C. Blaydon)

/s/JOHN E. JACOB                                  Director                              March 28, 2001
----------------------------------------------
   (John E. Jacob)

/s/EDWARD C. JOULLIAN III                         Director                              March 28, 2001
----------------------------------------------
   (Edward C. Joullian III)

/s/VINCENT A. SARNI                               Director                              March 28, 2001
-----------------------------------------------
   (Vincent A. Sarni)

/s/STEPHEN B. TIMBERS                             Director                              March 28, 2001
-----------------------------------------------
   (Stephen B. Timbers)

/s/FARAH M. WALTERS                               Director                              March 28, 2001
-----------------------------------------------
   (Farah M. Walters)

                              THE LTV CORPORATION

                FORM 10-K -- ITEM 8 AND ITEMS 14 (a)(1) AND (2)
                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of The LTV Corporation and its subsidiaries and the related report of Ernst & Young LLP are included in
Item 8 -- Financial Statements and Supplementary Data and Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
THE LTV CORPORATION
Report of Ernst & Young LLP, Independent Auditors...........        F-33
At December 31, 2000 and 1999:
  Consolidated balance sheet................................    F-3, F-4
For the years ended December 31, 2000, 1999 and 1998:
  Consolidated statement of operations......................         F-2
  Consolidated statement of cash flows......................         F-5
  Consolidated statement of changes in equity...............         F-6
  Notes to consolidated financial statements................         F-7

     All schedules for which provision is made in Regulation S-X have been omitted as the schedules are not required under the related instructions, are inapplicable, or the information required is set forth in the financial statements or the notes thereto.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Sales.......................................................  $4,934    $4,218    $4,376
Costs and expenses:
  Cost of products sold.....................................   4,549     3,877     3,887
  Depreciation and amortization.............................     317       274       259
  Selling, general and administrative.......................     245       189       184
  Results of affiliates' operations.........................     161        30        49
  Net loss on sales of affiliates...........................      74        --        --
  Net interest expense......................................      99        30         3
  Interest income...........................................      (4)      (12)      (24)
  Other (income) expense....................................     (61)       --        (2)
  Special charges...........................................     409        39        55
  Chapter 11 administrative expenses........................       4        --        --
                                                              ------    ------    ------
          Total.............................................   5,793     4,427     4,411
Loss before income taxes....................................    (859)     (209)      (35)
Income tax provision........................................       9         3         3
                                                              ------    ------    ------
Net loss....................................................  $ (868)   $ (212)   $  (38)
                                                              ======    ======    ======
Dividends on preferred stock................................      (9)       (3)       (2)
                                                              ------    ------    ------
Net loss to common shareholders.............................  $ (877)   $ (215)   $  (40)
                                                              ======    ======    ======
Earnings (loss) per share:
  Basic and diluted.........................................  $(8.77)   $(2.15)   $(0.40)
                                                              ======    ======    ======
Average shares outstanding:
  Basic and diluted.........................................     100       100       100
                                                              ======    ======    ======
Cash dividends per common share.............................  $ 0.09    $ 0.12    $ 0.12
                                                              ======    ======    ======

                See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXPECT SHARE DATA)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
ASSETS
Current assets
  Cash and cash equivalents.................................  $    68    $    72
  Receivables, less allowances of $20 in 2000 and $19 in
     1999...................................................      495        538
  Inventories
     Products...............................................      690        701
     Raw materials and other................................      281        275
                                                              -------    -------
          Total inventories.................................      971        976
  Prepaid expenses, deposits and other......................       25         43
                                                              -------    -------
          Total current assets..............................    1,559      1,629
                                                              -------    -------
Investments in and advances to equity affiliates............      106        358
Goodwill and other intangibles, net of amortization of $27
  in 2000 and $14 in 1999...................................      338        313
Other noncurrent assets.....................................      106        147
Property, plant and equipment
  Land and land improvements................................       63         82
  Buildings.................................................      264        294
  Machinery and equipment...................................    4,015      4,319
  Construction in progress..................................      212        175
                                                              -------    -------
                                                                4,554      4,870
  Less allowance for depreciation...........................   (1,305)    (1,238)
                                                              -------    -------
          Property, plant and equipment, net................    3,249      3,632
                                                              -------    -------
                                                              $ 5,358    $ 6,079
                                                              =======    =======

                See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXPECT SHARE DATA)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $   45    $  416
  Accrued employee compensation and benefits................      56       305
  Other accrued liabilities.................................      53       254
  Long-term secured debt in default.........................     667        --
                                                              ------    ------
          Total current liabilities.........................     821       975
                                                              ------    ------
Noncurrent liabilities
  Long-term debt............................................      --     1,093
  Postemployment health care and other insurance benefits...      46     1,546
  Pension benefits..........................................       4       563
  Other.....................................................      52       435
                                                              ------    ------
          Total noncurrent liabilities......................     102     3,637
                                                              ------    ------
Liabilities Subject to Compromise...........................   3,858        --
Shareholders' equity
  Preferred shares -- authorized 20 million shares, par
     value $1.00 per share
     Series A Cumulative convertible preferred stock -- 1.6
      million shares outstanding, aggregate liquidation
      value of $80 million..................................       2         2
     Series B Convertible preferred stock -- 0.5 million
      shares outstanding, aggregate liquidation value of $50
      million...............................................       1         1
  Common shares -- authorized 150 million shares; par value
     $0.50 per share; 105 million shares issued; 100 million
     shares outstanding.....................................      53        53
  Additional paid-in-capital................................   1,101     1,103
  Retained earnings (deficit)...............................    (509)      375
  Treasury stock at cost (approximately 5 million shares in
     2000 and 1999).........................................     (65)      (66)
  Other comprehensive income (loss) and other...............      (6)       (1)
                                                              ------    ------
          Total shareholders' equity........................     577     1,467
                                                              ------    ------
                                                              $5,358    $6,079
                                                              ======    ======

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------    -----    -----
Operating activities
  Net income (loss).........................................  $  (868)   $(212)   $ (38)
  Adjustments to reconcile income (loss) to net cash
     provided by operations:
     Noncash losses of equity affiliates....................      161       30       49
     Chapter 11 administrative expenses.....................        4       --       --
     Gain on sale of businesses.............................      (36)      --       --
     Special charges and writedown of equity affiliate......      493       39       55
     Depreciation and amortization..........................      317      274      259
     Pension funding (more) less than expense...............       22        6       (6)
     Postemployment benefit payments more than expense......      (26)     (26)     (19)
     VEBA Trust contributions...............................      (10)     (10)     (10)
     Changes in assets, liabilities and other...............       63      (83)      20
                                                              -------    -----    -----
       Cash provided by operating activities before
        reorganization items................................      120       18      310
       Cash used by reorganization items....................       (4)      --       --
                                                              -------    -----    -----
       Total cash provided by operations....................      116       18      310
                                                              -------    -----    -----
Investing activities
  Capital expenditures......................................     (267)    (290)    (362)
  Acquisitions of metal fabrication businesses, net of cash
     acquired...............................................       --     (764)      --
  Investments in and advances to steel-related businesses...      (26)     (98)     (80)
  Net sales of marketable securities........................       --      210      150
  Proceeds from sales of businesses.........................       45       --       --
  Proceeds from sale / leaseback............................       38       34       --
  Other dispositions and other..............................       (8)     (21)      (5)
                                                              -------    -----    -----
       Cash used in investing activities....................     (218)    (929)    (297)
                                                              -------    -----    -----
Financing activities
  Net proceeds from debt offering...........................       --      498        4
  Net proceeds from preferred stock offering................       --       78       --
  Borrowings under credit facilities........................    3,480      920       --
  Payments on borrowings under credit facilities............   (3,330)    (600)      --
  Payments on long-term debt................................      (34)      --      (62)
  Dividends paid............................................      (18)     (14)     (14)
                                                              -------    -----    -----
       Net cash provided by (used in) financing
        activities..........................................       98      882      (72)
                                                              -------    -----    -----
Net decrease in cash and cash equivalents...................       (4)     (29)     (59)
Cash and cash equivalents at the beginning of the year......       72      101      160
                                                              -------    -----    -----
Cash and cash equivalents at the end of the year............  $    68    $  72    $ 101
                                                              =======    =====    =====

                See notes to consolidated financial statements.

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

                          YEAR ENDED DECEMBER 31, 2000

                                 (IN MILLIONS)

                                       SERIES A
                                      CUMULATIVE     SERIES B        COMMON STOCK
                                      CONVERTIBLE   CONVERTIBLE   ------------------   ADDITIONAL   RETAINED
                                       PREFERRED     PREFERRED     NUMBER               PAID-IN     EARNINGS    TREASURY
                                         STOCK         STOCK      OF SHARES   AMOUNT    CAPITAL     (DEFICIT)    STOCK
                                      -----------   -----------   ---------   ------   ----------   ---------   --------
January 1, 1998.....................      $--           $1           105       $53       $1,028       $ 654       $(68)
Comprehensive income
  Net loss..........................      --            --            --        --           --         (38)        --
  Other comprehensive loss, net of
    tax.............................      --            --            --        --           --          --         --
        Total comprehensive loss....
Dividends paid......................      --            --            --        --           --         (14)        --
Other...............................      --            --            --        --           --           1         --
                                          --            --           ---       ---       ------       -----       ----
December 31, 1998...................      --             1           105        53        1,028         603        (68)
Issuance of preferred stock.........       2            --            --        --           76          --         --
Comprehensive loss
  Net loss..........................      --            --            --        --           --        (212)        --
  Other comprehensive income, net of
    tax.............................      --            --            --        --           --          --         --
        Total comprehensive loss....
Dividends paid......................      --            --            --        --           --         (14)        --
Other...............................      --            --            --        --           (1)         (2)         2
                                          --            --           ---       ---       ------       -----       ----
December 31, 1999...................       2             1           105        53        1,103         375        (66)
Comprehensive loss
  Net loss..........................      --            --            --        --           --        (868)        --
  Other comprehensive income, net of
    tax.............................      --            --            --        --           --          --         --
        Total comprehensive loss....
Dividends paid......................      --            --            --        --           --         (18)        --
Other...............................      --            --            --        --           (2)          2          1
                                          --            --           ---       ---       ------       -----       ----
December 31, 2000...................      $2            $1           105       $53       $1,101       $(509)      $(65)
                                          ==            ==           ===       ===       ======       =====       ====


                                          OTHER
                                      COMPREHENSIVE
                                      INCOME (LOSS)
                                        AND OTHER     TOTAL
                                      -------------   ------
January 1, 1998.....................       $(3)       $1,665
Comprehensive income
  Net loss..........................        --           (38)
  Other comprehensive loss, net of
    tax.............................        (8)           (8)
                                                      ------
        Total comprehensive loss....                     (46)
Dividends paid......................        --           (14)
Other...............................        --             1
                                           ---        ------
December 31, 1998...................       (11)        1,606
Issuance of preferred stock.........        --            78
Comprehensive loss
  Net loss..........................        --          (212)
  Other comprehensive income, net of
    tax.............................        10            10
                                                      ------
        Total comprehensive loss....                    (202)
Dividends paid......................        --           (14)
Other...............................        --            (1)
                                           ---        ------
December 31, 1999...................        (1)        1,467
Comprehensive loss
  Net loss..........................        --          (868)
  Other comprehensive income, net of
    tax.............................        (5)           (5)
                                                      ------
        Total comprehensive loss....                    (873)
Dividends paid......................        --           (18)
Other...............................        --             1
                                           ---        ------
December 31, 2000...................       $(6)       $  577
                                           ===        ======

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation and Chapter 11 Proceedings On December 29, 2000, The LTV Corporation ("LTV" or the "Company") and forty-eight of its wholly-owned subsidiaries (collectively, the "Debtors"), which include its principal operating subsidiaries, LTV Steel Company, Inc. ("LTV Steel"), Copperweld Corporation ("Copperweld") and VP Buildings, Inc. ("VP Buildings") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business as debtor-in-possession subject to Court approval. LTV attributed the need to reorganize to weakness in the domestic steel market over the past two years, the unanticipated and precipitous decline in steel market prices in the latter half of 2000, caused primarily by the improper dumping of cheaper imported steel in the U. S. marketplace and a general overcapacity in worldwide steel production. These industry-wide problems together with the increased indebtedness following the metal fabrication business acquisitions and significant retiree liabilities, a softening U. S. economy and underperforming operations in certain joint ventures had substantially diminished the Company's liquidity, adversely impacted operations and undermined its ability to complete asset sales and implement other strategic business initiatives in the short term.

     The Company's consolidated financial statements have been prepared in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The consolidated financial statements are prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Chapter 11 filings, such matters are subject to significant uncertainty. SOP 90-7 also requires the segregation of liabilities subject to compromise by the Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. Those liabilities which are expected to be settled as part of the Plan of Reorganization are classified as "Liabilities Subject to Compromise" (See "Liabilities Subject to Compromise" note). Various accounting practices have also been adopted because of the Chapter 11 filings; for instance, interest expense is accrued only for debt that is currently believed to be fully secured (see "Long-term Debt" note). Also, the accompanying consolidated financial statements do not reflect adjustments that would be required should LTV or any of its subsidiaries be unable to continue as a going concern. LTV recorded expenses aggregating $4 million in 2000 for costs and expenses that were related to or arose as a result of the Chapter 11 filings.

     Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession. LTV received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain employee benefits. The Company believes provisions have been made in the accompanying consolidated financial statements for the potential claims that could be estimated at the date of these financial statements. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has many executory contracts that could be rejected during the Chapter 11 proceedings.

     As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of LTV's secured and undersecured debt. At December 31, 2000, the secured debt has been classified as a current liability and the undersecured debt has been classified as liabilities subject to compromise.

     Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to LTV's shareholders may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value and the equity of LTV's common and preferred shareholders being diluted or cancelled. Certain claims in Chapter 11 may be asserted as having higher priorities in the plan of reorganization. The Company's prepetition creditors and its shareholders will each have votes in the plan of reorganization. The Company has not yet proposed a plan of reorganization. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of LTV or its subsidiaries or on the interests of the various creditors and security holders.

     Description of Business The Company operates in three reportable segments:
Integrated Steel, Metal Fabrication, and Corporate and Other. Refer to the Segment Reporting footnote for further discussion.

     Principles of Consolidation The consolidated financial statements include LTV and its majority-owned subsidiaries. Investments in joint ventures and companies owned 20% to 50% are accounted for by the equity method. The Company's interest in the cumulative undistributed earnings of its unconsolidated affiliates was $5 million at December 31, 2000, all of which was available for dividend or other distribution to the Company, subject to Court approval.

     Equity in earnings of joint ventures is recorded in the Statement of Operations as results of affiliates' operations, except for certain affiliates whose equity income is recorded as a reduction of cost of products sold. The amount recorded as an increase of cost of products sold was $5 million in 2000, and amounts recorded as reductions of cost of products sold were $12 million for each of 1999 and 1998.

     Certain prior period amounts for shipping and handling and inventories have been reclassified to conform with the current period presentation.

     Revenue Recognition Revenue from product sales is recognized upon shipment to customers.

     Marketable Securities The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses included in other comprehensive income.

     Interest income, amortization of premiums and accretion of discounts to maturity, realized gains and losses and declines in value judged to be other than temporary are included in interest expense and other income. The cost of securities sold is based on specific identification.

     Inventories During the third quarter of 2000, the Company changed its method of valuing inventory from the last-in, first-out ("LIFO") method to the average cost method. Since 1993, when the Company adopted "fresh-start" reporting, the use of the LIFO method has not had a significant effect on annual operating results as compared to the average cost method and the cumulative difference between the two methods was $17 million at December 31, 1999. The Company expects the current environment of low inflation to continue for the foreseeable future. The Company believes the new method is preferable because it will improve the reporting of interim results by eliminating the need to estimate whether liquidations that occur in interim periods will be replaced by year-end. As permitted by generally accepted accounting principles, the accounting change has been applied retroactively by restating all periods presented. Shareholders' equity at January 1, 1996 was reduced by $9 million. Results for 1999 were not affected materially, 1998 results were reduced by $11 million or $0.11 per share, 1997 results were reduced by $3 million or $0.03 per share and 1996 results were increased by $3 million or $0.03 per share for the change from LIFO to the average cost method.

     Property Costs, Depreciation and Amortization The Company's fixed assets are accounted for on the group basis and are recorded at cost. Property includes land, buildings, machinery and equipment, and software and associated costs. Integrated Steel depreciation is computed principally using a modified straight-line method based upon estimated economic lives of assets and the levels of production providing depreciation within a range of 80% to 120% of the straight-line amount on individual major production facilities. In addition, a units-of-production method is used for blast furnaces. In each of the three years presented, the modified straight-line depreciation was 96% of the straight-line amount. The cost of buildings is depreciated over 45 years, and machinery and equipment is depreciated over periods ranging from 3 to 25 years.

     Metal Fabrication segment depreciation is computed principally on the straight-line method. The cost of buildings is depreciated over periods ranging from 3 to 45 years, and machinery and equipment is depreciated over periods ranging from 3 to 30 years.

     Goodwill and other intangible assets which arose primarily from the 1999 acquisitions of Copperweld Corporation and The Welded Tube Co. of America and the 1997 acquisition of VP Buildings, Inc., are amortized on a straight-line basis over periods ranging from 5 to 35 years.

     When properties are retired or sold, their carrying value and the related allowance for depreciation are eliminated from the property, plant and equipment and allowance for depreciation accounts, respectively. Generally, for normal retirements, proceeds are reflected in the allowance for depreciation accounts; for abnormal retirements, gains or losses are included in operating results in the year of disposal. Repairs and maintenance costs are expensed in the year incurred.

     The Company reviews long-lived assets used in its operations and goodwill and other intangibles when indicators of impairment are present. Impairment losses are determined based on the fair value of impaired assets and are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effects of the Company's Chapter 11 proceedings and reorganization or liquidation could cause management to reassess its present estimate of the undiscounted future cash flows currently used in its impairment analysis. The results of future assessments may be impacted by the manner in which each facility may be operated, each facility's ability to generate positive cash flows, as well as the strategic significance of various combinations of facilities.

     Environmental Remediation Liabilities The Company's policy is to accrue environmental remediation liabilities when it is probable a liability exists and the costs can be reasonably estimated. The Company's estimates of these undiscounted costs are based on existing technology, current enacted laws and regulations, its current legal obligations regarding remediation and site-specific costs. The liabilities are adjusted when the effect of new facts or changes in law or technology is determinable. Insurance recoveries are recorded as a reduction of environmental costs. The Company recorded a net recovery of $17 million of environmental expenditures in 2000. The environmental expenses recorded in 1999 and 1998 were $2 million and $5 million, respectively, excluding amounts recorded in special charges related to facility closures. The Company's liability for environmental remediation, including costs related to the demolition, closure and clean-up of idled facilities, totaled $107 million and $121 million at December 31, 2000 and 1999, respectively.

     Income Taxes The Company follows the Financial Accounting Standards Board ("FASB") Statement No. 109 and fresh-start reporting for income tax reporting. LTV reports federal income tax expense before considering the Company's pre-reorganization net deferred tax assets of $1.4 billion at December 31, 2000. The Company's actual income tax cash payments can be significantly less than the total financial statement expense amounts because the tax provision required by fresh-start financial statement reporting would be in excess of the Company's actual tax payments. As LTV realizes the benefits of reduced cash tax payments from pre-reorganization net deferred tax assets, such benefits increase additional paid-in capital. Since the federal income tax expense does not consider pre-reorganization deferred tax assets, the Company recognizes the benefit of foreign income tax credits in computing taxes not payable in cash. These credits will not be claimed on the federal income tax return.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     New Accounting Pronouncements The FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Changes in the fair value of derivatives will be recognized in net income unless specific hedge accounting criteria are met. LTV adopted Statement No. 133, as amended by FASB Statements No. 137 and No. 138, in January 2001, and adoption will not have a material impact on the Company's financial statements.

     The Emerging Issues Task Force ("EITF") of the FASB issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." This statement requires that revenues include all amounts billed to a customer in a sales transaction, including shipping and handling. LTV adopted this EITF in the fourth quarter of 2000 and as a result $123 million, $98 million and $103 million of amounts billed to customers for shipping and handling for the years 2000, 1999 and 1998, respectively, have been reclassified to reflect increased revenue and cost of products sold.

COPPERWELD AND WELDED TUBE ACQUISITIONS

     On November 10, 1999, LTV acquired Copperweld Corporation and Copperweld Canada Inc. (collectively, "Copperweld") for an aggregate cash purchase price of approximately $650 million. On October 1, 1999, LTV acquired Welded Tube Co. of America ("Welded Tube") for $114 million. Both transactions (the "Acquisitions") were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies were included in the consolidated financial statements from the respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at their fair values.

     The following unaudited pro forma financial information for the Company gives effect to the Acquisitions as if they had occurred at the beginning of 1999 or 1998, respectively. These pro forma results have been prepared for comparative purposes only and are not necessarily representative of the results of operations that would have resulted if the Acquisitions had occurred at the beginning of 1999 or 1998 or that may result in the future (in millions, except per share data):

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Sales.......................................................  $4,828    $5,092
Income (loss) before income taxes...........................  $ (234)   $  (39)
Net income (loss)...........................................  $ (243)   $  (48)
Earnings (loss) per share
  Basic and diluted.........................................  $(2.52)   $(0.58)

UNCONSOLIDATED JOINT VENTURES

     The Company has a 50% interest in an unconsolidated joint venture, Trico Steel Company, L.L.C. ("Trico Steel"), that was accounted for under the equity method. On March 22, 2001, Trico Steel ceased operations, began an orderly shutdown of the facility and is expected to file for Chapter 11 bankruptcy in the near future. As a result, LTV wrote off its entire investment in Trico Steel and recorded a $139 million charge included in the results of affiliates' operations in the fourth quarter of 2000. No summary financial information for 2000 is presented because meaningful financial statements of Trico Steel cannot be prepared. Summary financial information related to Trico Steel for the previous two years is presented below (in millions):

                                                              1999     1998
                                                              -----    -----
Results of operations
  Net sales.................................................  $ 320    $ 258
  Costs and expenses........................................    326      313
  Depreciation and amortization.............................     29       28
  Financing costs and other.................................     17       17
                                                              -----    -----
     Pretax loss............................................  $ (52)   $(100)
                                                              =====    =====
Financial position at December 31
  Current assets............................................  $  97    $  54
  Property, plant and equipment, net........................    512      522
  Noncurrent assets.........................................      8        9
  Current liabilities.......................................    (60)     (27)
  Long-term debt to members.................................    (86)     (24)
  Long-term debt to others..................................   (250)    (260)
  Noncurrent liabilities....................................    (11)     (12)
                                                              -----    -----
     Members' Equity........................................  $ 210    $ 262
                                                              =====    =====
  Capital expenditures......................................  $  22    $  26
                                                              =====    =====

     In the second quarter of 2000, LTV determined that its investment in Cliffs and Associates Limited ("CAL") was no longer a strategic asset and would require significant additional investment with no certainty that acceptable financial returns would be realized. As a result, LTV advised the other CAL partners of its intent to provide no further funding and wrote down its investment by $84 million to its fair value. LTV sold its interest in the joint venture to the other CAL partners for $2 million. Additionally, if the CAL operation proves successful, LTV could receive future payments beginning in 2001 through 2020.

     In the fourth quarter, LTV sold its interest in Galvtech for $12 million and recognized a gain on the sale of $10 million.

OTHER LIABILITIES

     Current accrued employee compensation and benefits included the following at December 31 (in millions):

                                                              2000    1999
                                                              ----    ----
Pension benefits............................................  $  2    $  9
Postemployment health care and other insurance benefits.....     1     129
Accrued wages and compensated absences......................    51      78
Other.......................................................     2      89
                                                              ----    ----
                                                              $ 56    $305
                                                              ====    ====

     Current other accrued liabilities included the following at December 31 (in millions):

                                                              2000    1999
                                                              ----    ----
Accrued taxes other than income.............................  $ 19    $101
Accrued income taxes........................................    --      22
Environmental and plant rationalization.....................    --      30
Deferred credits............................................    24      --
Current portion of long-term debt...........................    --      29
Other.......................................................    10      72
                                                              ----    ----
                                                              $ 53    $254
                                                              ====    ====

     Noncurrent other liabilities included the following at December 31 (in millions):

                                                              2000    1999
                                                              ----    ----
Benefits under the Coal Industry Retiree Health Benefit Act
  of 1992...................................................  $ --    $126
Other employee benefits.....................................     1     108
Environmental and plant rationalization.....................    --     125
Deferred credits............................................    42      --
Other.......................................................     9      76
                                                              ----    ----
                                                              $ 52    $435
                                                              ====    ====

LIABILITIES SUBJECT TO COMPROMISE

     Liabilities of the Company that existed at the time of the filing of the petitions under Chapter 11 on December 29, 2000 are classified as liabilities subject to compromise. With the exception of the Company's secured debt and liabilities of non-filing subsidiaries, all liabilities subject to compromise have been deferred. The Court has authorized payments of wages and certain employee benefits and limited other prepetition obligations. No payments of prepetition obligations were made in 2000. Liabilities subject to compromise at December 31, 2000 were as follows (in millions):

Postemployment health care and other insurance benefits.....    $1,607
Pension benefits............................................       642
Long-term undersecured debt.................................       572
Accounts payable............................................       363
Accrued employee compensation and benefits..................       192
Environmental and plant rationalization.....................       161
Benefits under the Coal Industry Retiree Health Benefit Act
  of 1992...................................................       130
Accrued taxes other than income.............................        74
Accrued income taxes........................................        27
Other.......................................................        90
                                                                ------
                                                                $3,858
                                                                ======

LONG-TERM DEBT IN DEFAULT

     The Company's filing for protection under Chapter 11 represents an Event of Default under each of its debt instruments. As a result, all secured debt has been classified as current at December 31, 2000, while all undersecured debt has been classified as liabilities subject to compromise. The following description of historical debt is presented without regard to the current status in the bankruptcy proceedings. Due to the Chapter 11 filings, the Company is no longer permitted to make scheduled principal and interest payments on undersecured debt nor is it required to maintain the financial ratios and covenants set forth in the Company's debt instruments. Interest on undersecured debt that was not paid or charged to earnings for the period from the petition date to December 31, 2000 is $0.5 million.

     Long-term debt in default consisted of the following at December 31 (in millions):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Secured debt
  Secured Facility..........................................  $  194    $  225
  Receivables and Inventory facilities......................     470       320
  7.25% Mortgage payable and other..........................       3         5
                                                              ------    ------
                                                                 667       550
Undersecured debt
  8.2% Senior Notes due 2007 (face value $300)..............     299       299
  11.75% Senior Notes due 2009 (face value $275)............     273       273
                                                              ------    ------
                                                                 572       572
                                                              ------    ------
          Total long-term debt..............................   1,239     1,122
          Less: debt classified as current..................    (667)      (29)
                                                              ------    ------
               Long-term debt...............................            $1,093
                                                                        ======
               Undersecured debt subject to compromise......  $  572
                                                              ======

     In November 1999, LTV entered into a five-year secured term loan of $225 million ("Secured Facility") that is fully and unconditionally guaranteed on a senior basis guaranteed by all existing and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities). Substantially all of the assets of the Acquisitions (other than their accounts receivables and the Portland, Oregon tubing plant), including a $75 million secured intercompany note between Copperweld Corporation and Copperweld Canada Inc., are pledged under the Secured Facility. The carrying value of the assets pledged under the Secured Facility is approximately $870 million at December 31, 2000. The proceeds of the Secured Facility were used to finance the Acquisitions. Interest is reset periodically and is based on LIBOR plus a margin of 3.375% to 4.625% or, at LTV's option, it may borrow at an alternate base rate plus a margin ranging from 2.375% to 3.625%. The base rate is the higher of the prime rate or the Federal Funds effective rate plus 0.5%. At December 31, 2000, the Secured Facility interest rates were at LIBOR plus a margin of 4.625% and at the base rate plus a margin of 3.625%. Scheduled principal payments in the first four years after issuance are de minimus, with equal scheduled payments of $54 million at the end of February, May, August and October 2004. Prepayments are required for proceeds from certain asset sales, insurance awards, excess cash flow and net cash proceeds of certain debt or equity issuances if certain financial ratios are not met. Under these provisions, LTV made principal payments of $31 million from the proceeds of the sale of its 53.5% interest in Presque Isle Corporation, a limestone quarry facility, in June 2000. At December 31, 2000, due to the filing under Chapter 11, the Secured Facility is classified as a current liability. The Company continues to accrue interest in accordance with the Secured Facility terms. Interest is paid quarterly.

     At December 31, 2000, the Company had two credit facilities with banks (the "Receivables Facility" and the "Inventory Facility") that provided the Company with a maximum of $650 million of financing for working capital requirements and general corporate purposes at prevailing market rates. The borrowers under these facilities are special purpose entities, neither of which has filed for protection under the Bankruptcy Code. The Receivables Facility special purpose entity is wholly owned by LTV and the Inventory Facility special purpose entity is wholly owned by LTV Steel. Creditors of these special purpose entities have a claim on the assets of each entity prior to those assets becoming available to other creditors of LTV or its affiliates. Substantially all of the Company's receivables and inventories were pledged as collateral under these credit facilities agreements. At December 31, 2000, due to the filing under Chapter 11, the Receivables Facility and Inventory Facility were classified as a current liability.

     The Receivables Facility permitted borrowings of up to $345 million, $100 million of which could be used to issue letters of credit. At December 31, 2000, $265 million of borrowings with interest accruing at a rate of 7.4% and $10 million of letters of credit were outstanding. The borrower was LTV Sales Finance Company, which on a daily basis purchased and pledged essentially all of the receivables generated by LTV Steel and the domestic subsidiaries of the Acquisitions.

     The Inventory Facility permitted borrowings of up to $305 million, $150 million of which could be used to issue letters of credit. At December 31, 2000, $205 million of borrowings with interest accruing at a rate of 8.6% and $98 million of letters of credit were outstanding. The borrower under the Inventory Facility was LTV Steel Products, LLC, which purchased and pledged essentially all inventory produced by LTV Steel.

     Under an interim order of the Court, LTV was permitted to retain the proceeds from its receivables and inventories. On March 20, 2001, the Court approved new debtor-in-possession financing facilities replacing the Receivables and Inventory Facilities. (See "Subsequent Event -- Debtor-in-Possession Credit Facilities" note).

     In September 1997, LTV issued $300 million of 8.2% Senior Notes due September 2007 ("8.2% Notes") with interest payable semiannually and guaranteed by the same guarantors as the Secured Facility. The unamortized original issue discount results in an effective interest rate of 8.25%. Proceeds of the offering were used in 1997 to finance the acquisition of VP Buildings, Inc. and to redeem $100 million principal amount of Senior Secured Convertible Notes due June 2003.

     In November 1999, LTV issued $275 million of 11.75% Senior Notes ("11.75% Notes") maturing on November 15, 2009 with interest payable semi-annually and guaranteed on the same basis as the 8.2% Notes, and on a subordinated basis by the Acquisitions. The unamortized original issue discount results in an effective interest rate of 11.875%. The proceeds were used to finance the Acquisitions.

     For both the 8.2% Notes and the 11.75% Notes an Event of Default as defined in the related indentures governing the notes has occurred as a result of the Chapter 11 filing, and therefore the principal amounts are classified as liabilities subject to compromise at December 31, 2000. The Company has not accrued interest on these notes.

SUBSEQUENT EVENT -- DEBTOR-IN-POSSESSION CREDIT FACILITIES

     On March 20, 2001, the Court approved two new debtor-in-possession financing facilities. The first facility is a Secured Revolving Credit Facility ("Revolving Credit Facility") which replaces the Receivables and Inventory Facilities. (See "Long-term Debt in Default" note). The Borrower under the Revolving Credit Facility is LTV. The obligation is guaranteed by the direct and indirect subsidiaries of LTV that have filed for bankruptcy. The commitment under the Revolving Credit Facility is $582 million and may be limited by amounts of receivables and inventories. Of the total commitment, $103 million may be used for standby letters of credit; an additional $20 million may be used for letters of credit when the Working Capital Facility (described below) is terminated. Borrowings under the Revolving Credit Facility will be required to be repaid in full and the commitment will terminate on the earlier of June 30, 2002 or the substantial consummation of a plan of reorganization that is confirmed by the Court or any other court having jurisdiction over the Chapter 11 proceedings. The commitment amount under the Revolving Credit Facility will be reduced by $100 million on September 30, 2001, by $100 million on December 31, 2001 and by an additional $200 million on March 31, 2002. Additionally, the commitment will be reduced by 50% of net cash proceeds received from the sale of VP Buildings in excess of the amount required to paydown the $100 million Working Capital Facility. Substantially all of LTV Steel's and Georgia Tubing's (a wholly owned subsidiary of LTV) receivables and inventories and the receivables of Welded Tube and Copperweld's domestic subsidiaries are pledged as collateral (net book value at December 31, 2000 of $1.2 billion). In addition, the lenders have a first priority lien on the Company's integrated steel plant in Hennepin, Illinois equal to $28 million (net book value at December 31, 2000 of $126 million) and a junior lien on all other assets of the debtors pledged under the Secured Facility and the Working Capital Facility (net book value at December 31, 2000 of $3.9 billion).

     The Company will pay the lenders various fees of approximately $4 million at closing. Interest will be, at the Company's option, the Alternate Base Rate (which is the greater of the prime rate, a base CD rate (as defined) plus 1.0% or the Federal Funds Effective Rate plus 0.5%) plus 1.5% or LIBOR plus 2.5%. Interest is payable monthly. The Company is required to meet certain covenants relating to cumulative EBITDA and capital expenditures, minimum liquidity and is prohibited from paying dividends.

     The second debtor-in-possession facility is a $100 million financing facility for working capital purposes that consists of a $65 million Revolving Credit Facility and a $35 million Term Loan Facility (together the "Working Capital Facility"). The borrowers under the facility are the Company, VP Buildings, Copperweld Corporation, Georgia Tubing Corporation and LTV Steel. The $65 million Revolving Credit Facility may be limited by amounts of VP Buildings' receivables, inventories or EBITDA. The Working Capital Facility will terminate on the earlier of June 30, 2002, the substantial consummation of a plan of reorganization that is confirmed by the Court or any other court having jurisdiction over the Chapter 11 proceedings or the sale of VP Buildings. This facility is guaranteed by the direct and indirect subsidiaries of LTV that have filed for bankruptcy. The Working Capital Facility lenders have a first lien on substantially all assets of VP Buildings (net book value at December 31, 2000 of $267 million) and the fixed assets of LTV Steel (net book value at December 31, 2000 of $2.7 billion) subject to the $28 million Hennepin lien described above and subject to the lien on the west side of the Cleveland Works granted under a USWA Collateral Trust Agreement securing the payment of retiree medical benefits and pension obligations. The Working Capital Facility lenders also have a junior lien on certain other assets pledged under the Secured Facility and the Revolving Credit Facility.

     The Company will pay the lenders various fees of approximately $2 million at closing. Interest on the revolving credit portion of the Working Capital Facility is at the greater of the prime rate plus 2% or 11% and, for the term loan portion of the Working Capital Facility the greater of the prime rate plus 3.25% or 12.25%. Interest is payable monthly. The Company and VP Buildings are required to meet certain covenants relating to cumulative EBITDA and capital expenditures, minimum liquidity and the Company is prohibited from paying dividends.

OPERATING LEASES

     The Company leases certain manufacturing facilities and equipment, office space and computer equipment under cancelable and noncancelable leases that expire at various dates. Rental expense on operating leases was $80 million, $70 million and $79 million in 2000, 1999 and 1998, respectively. Minimum future operating lease obligations in effect at December 31, 2000 are as follows (in millions):

  2001......................................................    $ 49
  2002......................................................      40
  2003......................................................      37
  2004......................................................      34
  2005......................................................      31
  Later years...............................................     155
                                                                ----
Total obligations...........................................    $346
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

     The components of pensions and other postemployment benefit obligations and related assets are as follows (in millions):

                                                        PENSION BENEFITS           OPEB
                                                        ----------------    ------------------
                                                         2000      1999      2000       1999
                                                        ------    ------    -------    -------
Change in benefit obligation
Benefit obligation at beginning of year...............  $3,455    $3,354    $ 1,500    $ 1,526
Service cost..........................................      34        20         11         13
Interest cost.........................................     261       227        112        101
Actuarial (gains) losses..............................      29      (365)        29       (109)
Shutdowns / acquisitions..............................      31       138         (1)        36
Benefits paid.........................................    (366)     (334)      (126)      (130)
Plan amendments.......................................     (38)      414         (1)        63
Exchange rate change..................................      (2)        1         --         --
Plan transfers........................................      42        --         --         --
                                                        ------    ------    -------    -------
Benefit obligation at end of year.....................  $3,446    $3,455    $ 1,524    $ 1,500
                                                        ======    ======    =======    =======
Change in plan assets
Fair value of plan assets at beginning of year........  $3,332    $3,109    $   191    $   103
Actual return on plan assets..........................     (91)      378        (44)        79
Acquisitions / divestitures...........................     (20)      165         --         --
Company contributions.................................      13        13         10         10
Benefits paid.........................................    (366)     (334)        (3)        (1)
Plan transfers........................................      60        --         --         --
Other.................................................      (3)        1         --         --
                                                        ------    ------    -------    -------
Fair value of plan assets at end of year..............  $2,925    $3,332    $   154    $   191
                                                        ======    ======    =======    =======
Funded status of the plan (underfunded)...............  $ (521)   $ (123)   $(1,370)   $(1,309)
Unrecognized net actuarial gains......................    (453)     (882)      (315)      (426)
Unrecognized prior service cost.......................     367       479         46         60
                                                        ------    ------    -------    -------
Accrued benefit cost..................................  $ (607)   $ (526)   $(1,639)   $(1,675)
                                                        ======    ======    =======    =======

     Pension plan assets consist substantially of equity securities listed on national exchanges, fixed income securities and cash equivalents. VEBA Trust assets are invested primarily in short-term investment funds and equities securities listed on national exchanges. No significant pension funding requirements are anticipated before the year 2004.

     Amounts recognized in the balance sheet consist of (in millions):

                                                         PENSION BENEFITS           OPEB
                                                         ----------------    ------------------
                                                          2000      1999      2000       1999
                                                         ------    ------    -------    -------
Prepaid benefit cost...................................  $  31     $  41     $    --    $    --
Accrued benefit liability..............................     (5)     (572)        (32)    (1,675)
Liabilities subject to compromise......................   (642)       --      (1,607)        --
Intangible asset.......................................      8        --          --         --
Accumulated other comprehensive income.................      1         1          --         --
                                                         -----     -----     -------    -------
Net amount recognized..................................   (607)     (530)    $(1,639)   $(1,675)
                                                                             =======    =======
Defined contribution plan liability....................     --         4
                                                         -----     -----
          Total........................................  $(607)    $(526)
                                                         =====     =====

     Amounts applicable to the Company's underfunded pension plans at December 31 are as follows (in millions):

                                                               2000      1999
                                                              ------    ------
Projected benefit obligation................................  $3,285    $3,074
Accumulated benefit obligation..............................   3,264     3,032
Fair value of plan assets...................................   2,753     2,847
Amounts recognized as accrued benefit liabilities...........     643       561
Amounts recognized as intangible asset......................       8        --
Amounts recognized as accumulated comprehensive income......       1         1

     Weighted-average assumptions as of December 31 are as follows:

                                                  PENSION BENEFITS              OPEB
                                                --------------------    --------------------
                                                2000    1999    1998    2000    1999    1998
                                                ----    ----    ----    ----    ----    ----
Discount rate.................................  8.00%   8.00%   6.75%   8.00%   8.00%   6.75%
Expected return on plan assets................  9.00%   9.00%   9.00%   9.00%   9.00%   9.00%
Rate of compensation increase.................  4.00%   4.00%     --      --     --       --
Projected health care cost trend rate.........                          6.20%   5.40%   6.20%
Ultimate trend rate...........................                          5.00%   4.75%   4.25%
Year ultimate trend rate is achieved..........                          2007    2005    2003

     Components of net periodic benefit cost as of December 31 are as follows (in millions):

                                                PENSION BENEFITS                OPEB
                                             -----------------------    --------------------
                                             2000     1999     1998     2000    1999    1998
                                             -----    -----    -----    ----    ----    ----
Service cost...............................  $  34    $  20    $   2    $12     $13     $ 13
Interest cost..............................    261      227      228    112     101      101
Expected return on plan assets.............   (274)    (253)    (240)   (13)     (8)      (5)
Amortization of prior service cost.........     55       34       17     10       4       --
Recognized net actuarial loss (gain).......    (41)      (4)      (4)   (25)     (7)     (14)
                                             -----    -----    -----    ---     ----    ----
Benefit cost...............................     35       24        3     96     103       95
Defined contribution plans.................     21       36       48     --      --       --
                                             -----    -----    -----    ---     ----    ----
          Total included in operations.....     56       60       51     96     103       95
Curtailment charges included in special
  charges..................................     51       --       19      1      --        7
                                             -----    -----    -----    ---     ----    ----
                                             $ 107    $  60    $  70    $97     $103    $102
                                             =====    =====    =====    ===     ====    ====

     The increases in service cost and amortization of prior service cost are a result of the 1999 labor agreement with the USWA.

     The following shows the 2000 effect of a 1% increase or decrease in the weighted-average health care cost trend rate (in millions):

                                                            1-PERCENTAGE-     1-PERCENTAGE-
                                                            POINT INCREASE    POINT DECREASE
                                                            --------------    --------------
Effect on total of service and interest cost components...       $  9              $ (8)
Effect on postretirement benefit obligation...............       $102              $(91)

TAXES

     The provision for income taxes is as follows (in millions):

                                                              2000    1999    1998
                                                              ----    ----    ----
  Federal...................................................   $--    $ 1     $(1)
  State.....................................................    5       2       4
  Foreign...................................................    4      --      --
                                                               --     ---     ---
          Total tax provision...............................   $9     $ 3     $ 3
                                                               ==     ===     ===

     The Company recorded full valuation allowances to offset the tax benefits generated by the losses in 2000, 1999 and 1998. Taxes payable consist primarily of state, foreign and federal taxes.

     The income tax effects of the factors accounting for the differences between federal income tax computed at the statutory rate and the recorded provision are as follows (in millions):

                                                              2000     1999    1998
                                                              -----    ----    ----
Tax benefit at statutory rates..............................  $(249)   $(73)   $(8)
Increases (decreases) resulting from:
  Valuation allowance.......................................    288      84     14
  Percentage depletion deduction............................     (4)     (4)    (4)
  Federal alternative minimum tax...........................     --       1     (1)
  Foreign income tax........................................      4      --     --
  State taxes...............................................    (31)     (8)     2
  Other.....................................................      1       3     --
                                                              -----    ----    ---
     Tax provision..........................................  $   9    $  3    $ 3
                                                              =====    ====    ===

     Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in millions):

                                                               2000       1999
                                                              -------    -------
Deferred tax assets
  Postemployment health care liability......................  $   657    $   672
  Net operating loss carryforwards..........................    1,043      1,080
  Pension liability.........................................      246        207
  Other employee benefits liability.........................      130        153
  Plant rationalization and environmental liabilities.......       74         83
  Safe harbor tax leases....................................       65         82
  Other.....................................................      135        123
                                                              -------    -------
                                                                2,350      2,400
Deferred tax liabilities
  Tax over book depreciation................................     (789)      (919)
  Inventory and other.......................................      (61)      (131)
                                                              -------    -------
                                                                 (850)    (1,050)
Valuation allowance.........................................   (1,500)    (1,350)
                                                              -------    -------
          Total deferred taxes -- net.......................  $    --    $    --
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

     For income tax reporting purposes, LTV has a regular tax net operating loss carryforward of $3 billion which will expire in the years 2001 through 2020 and a federal alternative minimum tax net operating loss carryforward of $2 billion that is not restricted as to use. The Company's ability to reduce future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986. Emergence from Chapter 11 is likely to cause such an ownership change, potentially reducing the amount of the Company's net operating loss carryforwards available and limiting the annual usage significantly.

     Alternative minimum taxes paid through 2000 of approximately $46 million are available as a credit carryforward, and the period is not limited. Investment tax credit carryforwards of approximately $4 million at December 31, 2000 are recognized using the "flow through" method and expire in 2001 through 2004.

SHAREHOLDERS' EQUITY

     In 1999, LTV issued shares of its 8.25% Series A Cumulative Convertible Preferred Stock ("Series A"), which are non-voting and senior to all common stock. Holders of the Series A are entitled to receive cumulative cash dividends at an annual rate of 8.25% of the liquidation preference, payable quarterly commencing on February 15, 2000. The proceeds from the stock offering were used to finance the Acquisitions. All Series A preferred dividend payments were made in 2000 and no preferred dividend payments are expected while LTV is in Chapter 11 proceedings. The terms of the Series A state that LTV may redeem all shares of the Series A, in whole or in part, at any time after November 18, 2004, at a price equal to 104.13% of the aggregate liquidation preference of the Series A, declining to 100% in 2009, plus accrued and unpaid dividends to the date of redemption. The Series A shares may be converted at any time by the holder thereof, in whole or in part, into 13.605 shares of LTV common stock per Series A share (potentially 21.8 million common shares). Upon accumulation of accrued and unpaid dividends in an amount equal to six quarterly dividends (whether or not consecutive), holders of a majority of the outstanding shares of Series A will be entitled to appoint at least one but not more than two members to the Board of Directors. The Chapter 11 filings prevent the exercise of the redemption and conversion rights.

     The Company's 4.5% Series B Convertible Preferred Stock ("Series B") is senior to all common stock and has weighted voting rights equal to that number of shares of common stock into which it can be converted. Dividends on the Series B are payable quarterly in either cash or common stock, at the election of LTV. Holders of the Series B have the right to convert the stated value of their shares, in whole or in part, into common stock at a conversion price of $17.09 per share (potentially 2.9 million common shares). LTV has the right to redeem all outstanding shares of the Series B for $50 million. All Series B preferred dividends were made in 2000 and no further dividends are expected to be paid while LTV is in Chapter 11 proceedings. The Chapter 11 filings prevent the exercise of the redemption and conversion rights.

     The Company has a nonleveraged Employee Stock Ownership Plan ("ESOP") for employees covered by the USWA labor agreement that effectively holds 2.5 million shares of the Company's common stock at December 31, 2000.

     The Company has common stock reserved for potential future issuance in accordance with an agreement with the U.S. Environmental Protection Agency ("EPA") that certain (if any) future environmental claims can be settled in cash or common stock.

     The Company has also reserved for potential future issuance 9.7 million shares of LTV common stock under incentive programs authorizing the granting of stock options and restricted stock awards to directors, officers and other key employees. The options to purchase common stock are primarily outstanding for terms of ten years from date of grant and are granted at prices not lower than market price at date of grant. The market value of restricted stock awarded has been recorded as unearned compensation and is included in "Other" in shareholders' equity. Unearned compensation is primarily being amortized to expense over a five-year vesting period.

     Transactions under these programs are summarized as follows:

                                               2000                            1999                             1998
                                   -----------------------------   -----------------------------   ------------------------------
                                   SHARES          PRICE           SHARES          PRICE           SHARES           PRICE
                                   ------   --------------------   ------   --------------------   ------   ---------------------
Stock options (shares in
  thousands)
Options outstanding at beginning
  of year........................  5,187    $3.50     -   $19.33   4,362    $5.25     -   $19.33   3,354    $11.19     -   $19.33
  Granted........................  1,703     1.00     -     3.56   1,199     3.50     -     6.81   1,182      5.25     -    13.38
  Exercised......................     --       --     -       --      --       --     -       --      --        --     -       --
  Canceled.......................   (507)    3.25     -    19.33    (374)    5.25     -    19.33    (174)    11.94     -    19.33
                                   -----    -----         ------   -----    -----         ------   -----    ------         ------
Options outstanding at end of
  year...........................  6,383    $1.00     -   $19.33   5,187    $3.50     -   $19.33   4,362    $ 5.25     -   $19.33
                                   =====    =====         ======   =====    =====         ======   =====    ======         ======
Options exercisable at end of
  year...........................  3,810    $3.25     -   $19.33   2,371    $5.63     -   $19.33   1,725    $12.21     -   $19.33
                                   =====    =====         ======   =====    =====         ======   =====    ======         ======
Restricted stock (shares in
  thousands)
Shares outstanding at beginning
  of year........................    335    $3.50     -   $18.88     218    $5.25     -   $18.88     185    $ 9.88     -   $18.88
  Granted........................     45     2.00     -     3.50     180     3.50     -     6.25      41      5.25     -    13.13
  Unrestricted...................   (131)    3.06     -    18.88     (30)    5.25     -    18.88      (5)    12.68     -    18.88
  Canceled.......................    (20)    5.63     -    14.31     (33)    5.63     -    18.88      (3)     9.88     -    18.88
                                   -----    -----         ------   -----    -----         ------   -----    ------         ------
Shares outstanding at end of
  year...........................    229    $2.00     -   $18.88     335    $3.50     -   $18.88     218    $ 5.25     -   $18.88
                                   =====    =====         ======   =====    =====         ======   =====    ======         ======

     FASB Statement No. 123, "Accounting for Stock-Based Compensation," permits companies to recognize expense for stock-based awards based on their fair value on the date of grant or to continue to follow Accounting Principles Board ("APB") Opinion No. 25 with pro forma disclosures. The Company continues recognition of stock option programs in accordance with APB Opinion No. 25. As required by Statement No. 123, the Company has determined the pro forma information under the fair value method using the Black-Scholes option pricing module with the following weighted-average assumptions for the years 2000, 1999 and 1998: risk-free rate of return of 5.7%; dividend yield of 1%; volatility of 39%; and 7 years as the expected life for all years presented. The pro forma effect of these options would increase the loss by $2 million ($0.02 per share) in 2000 and $3 million ($0.03 per share) in each of 1999 and 1998.

COMPREHENSIVE INCOME (LOSS)

     The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

                                                                                           OTHER
                                                            MINIMUM       FOREIGN      COMPREHENSIVE
                                                            PENSION      CURRENCY      INCOME (LOSS)
                                                           LIABILITY    TRANSLATION      AND OTHER
                                                           ---------    -----------    -------------
Balance at January 1, 1998...............................    $ (3)          $--            $ (3)
  1998 change............................................      (8)           --              (8)
                                                             ----           ---            ----
Balance at December 31, 1998.............................     (11)           --             (11)
  1999 change............................................      10            --              10
                                                             ----           ---            ----
Balance at December 31, 1999.............................      (1)           --              (1)
  2000 change............................................      --            (5)             (5)
                                                             ----           ---            ----
Balance at December 31, 2000.............................    $ (1)          $(5)           $ (6)
                                                             ====           ===            ====

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

     The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome in the following environmental and litigation matters: approximately 1,350 asbestosis Ohio worker compensation claims filed since August 1, 1999 and a notice of violation issued in 1995 by the Indiana Department of Environmental Management alleging releases of contaminants onto and beneath the ground at the Indiana Harbor Works.

     The Company's results of operations in one or more interim or annual periods could be materially affected by unfavorable results in one or both of these matters. Based on information known to the Company, management believes the outcome of these matters should not have a material adverse effect upon the consolidated cash flows or financial position of the Company.

     The Company is the subject of various other threatened or pending legal actions, contingencies and commitments in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial statements of the Company. Due to the Chapter 11 filings, all threatened or pending legal actions, contingencies and commitments have been stayed.

     The financial statements are prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Chapter 11 filings, such matters are subject to significant uncertainty. The Company believes provisions have been made in the accompanying financial statements for the potential claims that could be estimated at the date of these financial statements. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has many executory contracts, including leases that could be rejected during the Chapter 11 proceedings. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the business of LTV or its subsidiaries or on the interests of the various creditors and security holders.

     Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to LTV shareholders may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value and the equity of LTV's common and preferred shareholders being diluted or cancelled. Certain claims in Chapter 11 may be asserted as having higher priorities in the plan of reorganization. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of Chapter 11 proceedings in general, or the effect of the proceedings on the business of LTV or its subsidiaries or on the interests of the various creditors and security holders.

     The Company spent approximately $16 million, $18 million and $24 million for environmental clean-up and related demolition costs at operating and idled facilities, including the Pittsburgh coke plant, for the years 2000, 1999 and 1998, respectively. At December 31, 2000, the Company had a recorded liability of $107 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean-up of contamination. The Company also spent approximately $16 million, $18 million and $14 million in 2000, 1999 and 1998, respectively, for environmental compliance-related capital expenditures for environmental projects and expects it may be required to spend an average of approximately $25 million annually in capital expenditures during the next five years to meet environmental standards.

     A 1993 agreement with the USWA provided that a portion of the requirements with respect to certain postemployment benefits would be secured by a junior lien of $250 million on collateral with an unencumbered fair market value of at least $500 million. The initial security was provided by the grant of a mortgage on facilities having a carrying value of approximately $500 million.

     The Company has executory contracts as of December 29, 2000 to purchase approximately $425 million and $400 million of its coke, coal and iron ore requirements for 2001 and 2002, respectively.

     LTV and another partner each have a 50% interest in Columbus Coatings Company, a hot-dip galvanizing line. The Company has jointly and severally guaranteed the construction funding and the anticipated annual lease payments of approximately $20 million under a proposed sale/leaseback transaction which may be completed in 2001.

FINANCIAL INSTRUMENTS

     Cash equivalents are investments in highly liquid, low-risk money market funds and commercial paper with maturities of three months or less. The carrying amount of these assets approximates fair value. The estimated fair value of the Company's long-term debt in default at December 31, 2000 would be $667 million less than the recorded value based on current market interest rates available for financings with similar risks, terms and maturities.

     At December 31, 2000, the Company has no futures contracts that were used to reduce exposure to fluctuation in costs caused by the price volatility of certain metal commodities and natural gas supplies.

     Outstanding letters of credit totaled $108 million and $91 million at December 31, 2000 and 1999, respectively. The letters of credit guarantee performance to third parties and are related primarily to leases, workers compensation, environmental obligations and tax benefit transfer agreements.

SPECIAL CHARGES

     LTV recorded special charges of $409 million in 2000 for the closure of the LTV Steel Mining iron ore operation and a Cleveland tubing facility, and the impairment and write-down of an electroplating line and tin mill facilities.

     Of the $242 million special charge for LTV Steel Mining, $37 million was recorded in the fourth quarter of 2000 and $205 was recorded in the second quarter of 2000. The aggregate total includes a facility write-down of $135 million, termination costs of $94 million ($64 million recorded as plan curtailments) for 1,400 hourly and salaried employees and $13 million of other closure related costs. Spending against the reserve was $2 million in 2000. Stripping operations were suspended May 28, 2000 and all other operations were terminated January 5, 2001. Iron ore pellets that were produced by this facility will be obtained from alternate North American sources, primarily through long-term contracts. A third party has an option to purchase the facility, which expires on April 1, 2001, and has expressed an interest in examining alternative uses for the mine. There could be an additional charge of approximately $75 million to $85 million for environmental and other closure matters should the third party not purchase the mine and assume such costs.

     The Cleveland tubing facility special charge of $2 million had $1 million of spending in 2000 against the reserve. The impairment and write-down of an electroplating operation was $3 million.

     The tin mill facilities impairment charge totaled $162 million. The tin mill facilities were sold on March 1, 2001 to the U. S. Steel Group of the USX Corporation pursuant to an agreement made with USX Corporation in October 2000 and subsequently approved by the Court in February 2001. At the time of the sale, LTV entered into a five-year contract to supply 2.25 million tons of steel to U. S. Steel's tin mill operations at prices that are expected to approximate market. The Company will incur an additional charge of approximately [$35] million in the first quarter of 2001 related to this transaction.

     In the second quarter of 1999, a special charge of $37 million was recorded related to the write down of capitalized software development costs upon the suspension of a pilot business systems project being installed at the Hennepin, Illinois plant. LTV also recognized a special charge of $2 million related to a salaried workforce reduction of approximately 100 employees. All amounts were paid in 1999 and there is no remaining balance for this reserve at December 31, 2000.

     In the fourth quarter of 1998, the Company recorded $55 million of special charges for the shutdown of cold roll finishing operations in the No. 2 finishing department at the Cleveland Works during the first half of 1999, recognition of an asset impairment at an electrogalvanizing joint venture, the shutdown of an electric-weld pipe line during the first half of 1999 and a salaried force reduction. The charges include $32 million of employee costs covering approximately 460 hourly and salaried employees (all of whom have been terminated at December 31, 2000), $21 million for the impairment of assets at the joint venture and $2 million for other costs. The impairment at the joint venture resulted from a change in the utilization of equipment from an electrogalvanizing to a hot-dipped galvanizing operation. The $21 million charge reflects the Company's portion of the impairment charge recorded by the joint venture that was based on a third- party valuation. Of the $55 million special charge, $6 million has been spent, $21 million of asset impairment write-offs have been charged, and $26 million of retirement-related costs have been recorded as plan curtailments through December 31, 2000. There is a $2 million balance remaining in this reserve at December 31, 2000.

     In the third quarter of 1997, LTV recorded a special charge of $150 million for the Pittsburgh coke plant shutdown. The special charge included $51 million for facilities write-down, $34 million for employee costs covering approximately 770 hourly and salaried employees and $65 million for demolition, environmental matters and other costs. The plant ceased operations in February 1998. Through December 31, 2000, $55 million of spending ($10 million in 2000, $16 million in 1999 and $29 million in 1998) and facility write-offs of $51 million have been charged against this reserve and $21 million of retirement-related costs have been recorded as plan curtailments. All employees have been terminated as of December 31, 2000. The balance of this reserve at December 31, 2000 was $23 million and primarily represents estimated costs for environmental remediation and demolition expected to be completed in 2002.

OTHER FINANCIAL DATA

     The Company has incurred research and development expense of $13 million in each of 2000 and 1999 and $14 million in 1998.

     Other income in 2000 includes $26 million from the gain on the sale of LTV's interest in Presque Isle Corporation, $29 million from the demutualization of an insurance company and $6 million of other net miscellaneous income.

     Supplemental cash flow information is presented as follows (in millions):

                                                              2000    1999    1998
                                                              ----    ----    -----
Changes in assets and liabilities which provided (used) net
  cash
  Receivables...............................................  $ 23    $(47)   $  96
  Inventories...............................................     2     (10)      58
  Other assets..............................................    34     (13)      (6)
  Accounts payable..........................................    (5)     (6)     (33)
  Other liabilities.........................................    (6)     (5)    (103)
  Provision for doubtful accounts...........................    15      --       --
  Other.....................................................    --      (2)       8
                                                              ----    ----    -----
          Total.............................................  $ 63    $(83)   $  20
                                                              ====    ====    =====
Interest payments...........................................  $109    $ 29    $  27
Income tax payments.........................................    15       4        7
Capitalized interest........................................    14      15       31
Purchases of marketable securities..........................    --     142    2,258
Sales of marketable securities..............................    --     352    2,408

SEGMENT REPORTING

     LTV operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet, galvanized and tin mill products. The tin mill facilities were sold on March 1, 2001. Sales are made primarily to the domestic transportation, appliance, container and electrical equipment markets.

Metal Fabrication includes the 1999 acquisitions of Copperweld and Welded Tube. The product line of this segment includes pipe, conduit, mechanical and structural tubular products for use in transportation, agriculture, oil and gas, and construction industries. The segment also produces bimetallic wire for the telecommunications and utilities industries and engineers and manufactures pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of corporate investments and related income and expenses and steel-related joint ventures, primarily Trico Steel and CAL, which were accounted for using the equity method. The Trico Steel investment was written off as of December 31, 2000 following its March 22, 2001 cessation of operations and announced its expected filing for bankruptcy. The CAL investment was sold in 2000.

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

     The Company's sales to the transportation market approximated 30% of sales in each of the last three years. The Company also sells to the steel service center and converter markets that, in turn, sell to the transportation and other industries. Management does not believe significant credit risk exists at December 31, 2000. Sales to the Company's largest customer, General Motors Corporation, represented approximately 9% of total sales in each of 2000 and 1998 and 10% in 1999.

                                                             YEAR ENDED DECEMBER 31, 2000
                                                   ------------------------------------------------
                                                   INTEGRATED       METAL       CORPORATE
                   IN MILLIONS                       STEEL       FABRICATION    AND OTHER    TOTAL
                   -----------                     ----------    -----------    ---------    ------
Trade sales......................................    $3,238        $1,696        $   --      $4,934
Intersegment sales...............................       137            --            --         137
Interest and other income........................        57             6             2          65
Results of affiliates' operations................        --             2          (163)       (161)
Segment income (loss) before income taxes,
  interest and special charges...................      (163)           77          (265)       (351)
Segment assets...................................     4,054         1,219         1,708       6,981
Capital expenditures.............................       227            40            --         267
Depreciation and amortization....................       259            58            --         317
Investments in equity affiliates.................        80            24             2         106
Assets
  Total assets for reportable segments...........                                            $6,981
  Intersegment eliminations......................                                            (1,623)
                                                                                             ------
     Consolidated total..........................                                            $5,358
                                                                                             ======

                                                                        CANADA &
                                                                         UNITED
                                                              U. S.     KINGDOM     TOTAL
                                                              ------    --------    ------
Geographic information:
  Revenues..................................................  $4,564      $370      $4,934
  Long-lived assets.........................................   3,685       114       3,799

                                                             YEAR ENDED DECEMBER 31, 1999
                                                   ------------------------------------------------
                                                   INTEGRATED       METAL       CORPORATE
                   IN MILLIONS                       STEEL       FABRICATION    AND OTHER    TOTAL
                   -----------                     ----------    -----------    ---------    ------
Trade sales......................................    $3,388         $830         $   --      $4,218
Intersegment sales...............................        88           --             --          88
Interest and other income........................         3           --              9          12
Results of affiliates' operations................        --            3            (33)        (30)
Segment income (loss) before income taxes,
  interest and special charges...................      (162)          52            (42)       (152)
Segment assets...................................     4,177          836          2,767       7,780
Capital expenditures.............................       269           21             --         290
Depreciation and amortization....................       252           22             --         274
Investments in equity affiliates.................        94           28            236         358
Assets
  Total assets for reportable segments...........                                            $7,780
  Intersegment eliminations......................                                            (1,701)
                                                                                             ------
     Consolidated total..........................                                            $6,079
                                                                                             ======

                                                                        CANADA &
                                                                         UNITED
                                                              U. S.     KINGDOM     TOTAL
                                                              ------    --------    ------
Geographic information:
  Revenues..................................................  $4,169      $49       $4,218
  Long-lived assets.........................................   4,279      171        4,450

                                                              YEAR ENDED DECEMBER 31, 1998
                                                    ------------------------------------------------
                                                    INTEGRATED       METAL       CORPORATE
                   IN MILLIONS                        STEEL       FABRICATION    AND OTHER    TOTAL
                   -----------                      ----------    -----------    ---------    ------
Trade sales.......................................    $3,685         $691         $   --      $4,376
Intersegment sales................................        94           --             --          94
Interest and other income.........................         3           --             23          26
Results of affiliates' operations.................        --            5            (54)        (48)
Segment income (loss) before income taxes,
  interest and special charges....................         4           59            (64)         (1)
Segment assets....................................     4,362          461          1,961       6,784
Capital expenditures..............................       310           52             --         362
Depreciation and amortization.....................       247           12             --         259
Investments in equity affiliates..................        67           21            226         314
Assets
  Total assets for reportable segments............                                            $6,784
  Intersegment eliminations.......................                                            (1,481)
                                                                                              ------
     Consolidated total...........................                                            $5,303
                                                                                              ======

CONDENSED COMBINED FINANCIAL STATEMENTS

     The following combined balance sheet is presented in compliance with SOP 90-7 to present the financial statements of the combined entities that filed for protection under the Bankruptcy Code. The statement of operations and cash flows for the period after the filing under Chapter 11 on December 29, 2000 is not meaningful and is therefore not presented for the three days ended December 31, 2000. The Company intends to present applicable condensed combined financial statements on a timely basis in future filings.

BALANCE SHEET

                                                                DECEMBER 31, 2000
                                                                -----------------
Cash and cash equivalents...................................         $   55
Accounts receivable, net....................................             72
Intercompany receivable.....................................             50
Inventories.................................................            124
Other current assets........................................             22
                                                                     ------
          Total current assets..............................            323
                                                                     ------
Goodwill and other intangibles..............................            334
Investments and other noncurrent assets.....................            436
Property, plant and equipment, net..........................          3,124
                                                                     ------
          Total assets......................................         $4,217
                                                                     ======
Accounts payable and accrued liabilities....................         $   96
Long-term debt in default...................................            402
                                                                     ------
          Total current liabilities.........................            498
                                                                     ------
Other noncurrent liabilities................................             25
Intercompany payable........................................           (891)
Liabilities subject to compromise...........................          3,858
Shareholders' equity........................................            727
                                                                     ------
                                                                     $4,217
                                                                     ======

SUPPLEMENTAL GUARANTOR INFORMATION

     All of LTV's existing subsidiaries, including Copperweld and Welded Tube, and future domestic wholly owned subsidiaries (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities) fully and unconditionally, jointly and severally guarantee LTV's obligation to pay principal, premium, if any, and interest with respect to the 8.2% Notes, the 11.75% Notes and the Secured Facility.

     The following supplemental condensed consolidating financial statements of The LTV Corporation present balance sheets as of December 31, 2000 and 1999; and statements of operations and cash flows for the years ended December 31, 2000, 1999 and 1998. LTV, the Guarantors and Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate LTV and all of its subsidiaries. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           DECEMBER 31, 2000
                                  --------------------------------------------------------------------
                                                         NON-GUARANTOR
          IN MILLIONS             PARENT    GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
          -----------             ------    ---------    -------------    ------------    ------------
Cash, cash equivalents and
  marketable securities.........  $   39     $   17         $   12          $    --          $   68
Receivables.....................       3         72            420               --             495
Inventories.....................      --        125            846               --             971
Other current assets............       1         21              3               --              25
                                  ------     ------         ------          -------          ------
          Total current
            assets..............      43        235          1,281               --           1,559
Intercompany, net...............   1,307        900           (754)          (1,453)             --
Goodwill and other
  intangibles...................      --        334              4               --             338
Investments and other noncurrent
  assets........................     449        221             12             (470)            212
Property, plant and equipment,
  net...........................      --      3,145            104               --           3,249
                                  ------     ------         ------          -------          ------
          Total assets..........  $1,799     $4,835         $  647          $(1,923)         $5,358
                                  ======     ======         ======          =======          ======
Accounts payable and accrued
  liabilities...................  $   --     $  103         $   51          $    --          $  154
Long-term secured debt in
  default.......................      --        197            470               --             667
                                  ------     ------         ------          -------          ------
          Total current
            liabilities.........      --        300            521               --             821
                                  ------     ------         ------          -------          ------
Postemployment health care and
  other insurance benefits......      --         35             11               --              46
Pension benefits................      --          1              3               --               4
Other...........................                 27             25               --              52
Liabilities subject to
  compromise....................      39      3,819             --               --           3,858
Liabilities subject to
  compromise -- intercompany....   1,183        270             --           (1,453)             --
Shareholders' equity............     577        383             87             (470)            577
                                  ------     ------         ------          -------          ------
          Total liabilities and
            shareholders'
            equity..............  $1,799     $4,835         $  647          $(1,923)         $5,358
                                  ======     ======         ======          =======          ======

                                                             DECEMBER 31, 1999
                                    -------------------------------------------------------------------
                                                          NON-GUARANTOR
           IN MILLIONS              PARENT   GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
           -----------              ------   ---------    -------------    ------------    ------------
Cash, cash equivalents and
  marketable securities...........  $    9    $   40         $   23          $    --          $   72
Receivables.......................      --       122            416               --             538
Inventories.......................      --       117            859               --             976
Other current assets..............       1        42             --               --              43
                                    ------    ------         ------          -------          ------
          Total current assets....      10       321          1,298               --           1,629
Intercompany, net.................     205       650           (855)              --              --
Goodwill and other intangibles....      --       310              3               --             313
Investments and other noncurrent
  assets..........................   1,251       488             20           (1,254)            505
Property, plant and equipment,
  net.............................      --     3,522            110               --           3,632
                                    ------    ------         ------          -------          ------
          Total assets............  $1,466    $5,291         $  576          $(1,254)         $6,079
                                    ======    ======         ======          =======          ======
Total current liabilities.........  $   41    $  852         $   82          $    --          $  975
Long-term debt....................      --       798            295               --           1,093
Postemployment health care and
  other insurance benefits........      --     1,524             22               --           1,546
Pension benefits..................      --       560              3               --             563
Other.............................     (64)      466             33               --             435
Shareholders' equity..............   1,489     1,091            141           (1,254)          1,467
                                    ------    ------         ------          -------          ------
          Total liabilities and
            shareholders'
            equity................  $1,466    $5,291         $  576          $(1,254)         $6,079
                                    ======    ======         ======          =======          ======

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31, 2000
                                   --------------------------------------------------------------------
                                                          NON-GUARANTOR
                                   PARENT    GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                   ------    ---------    -------------    ------------    ------------
Net sales........................  $  --      $4,635         $3,859          $(3,560)         $4,934
Costs and expenses
  Cost of products sold..........     --       4,232          3,877           (3,560)          4,549
  Depreciation and
     amortization................     --         304             13               --             317
  Selling, general and
     administrative..............      2         213             30               --             245
  Results of affiliates'
     operations..................    918         324             --           (1,081)            161
  Net loss on sales of
     affiliates..................     --          74             --               --              74
  Net interest and other (income)
     expense.....................    (61)        (11)           106               --              34
  Special charges................     --         409             --               --             409
  Chapter 11 administrative
     expenses....................      4          --             --               --               4
                                   -----      ------         ------          -------          ------
          Total..................    863       5,545          4,026           (4,641)          5,793
                                   -----      ------         ------          -------          ------
Income (loss) before income
  taxes..........................   (863)       (910)          (167)           1,081            (859)
Income tax provision.............      5          --              4               --               9
                                   -----      ------         ------          -------          ------
          Net loss...............  $(868)     $ (910)        $ (171)           1,081          $ (868)
                                   =====      ======         ======          =======          ======

                                                       YEAR ENDED DECEMBER 31, 1999
                                   --------------------------------------------------------------------
                                                          NON-GUARANTOR
           IN MILLIONS             PARENT    GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
           -----------             ------    ---------    -------------    ------------    ------------
Net sales........................  $  --      $4,144         $3,699          $(3,625)         $4,218
Costs and expenses
  Cost of products sold..........     --       3,750          3,752           (3,625)          3,877
  Depreciation and
     amortization................     --         271              3               --             274
  Selling, general and
     administrative..............     10         176              3               --             189
  Results of affiliates'
     operations..................    206         137             --             (313)             30
  Net interest and other (income)
     expense.....................     (7)        (26)            51               --              18
  Special charges................     --          39             --               --              39
                                   -----      ------         ------          -------          ------
          Total..................    209       4,347          3,809           (3,938)          4,427
                                   -----      ------         ------          -------          ------
Income (loss) before income
  taxes..........................   (209)       (203)          (110)             313            (209)
Income tax provision.............      3          --             --               --               3
                                   -----      ------         ------          -------          ------
     Net loss....................  $(212)     $ (203)        $ (110)         $   313          $ (212)
                                   =====      ======         ======          =======          ======

                                                       YEAR ENDED DECEMBER 31, 1998
                                   --------------------------------------------------------------------
                                                          NON-GUARANTOR
                                   PARENT    GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                   ------    ---------    -------------    ------------    ------------
Net sales........................   $ --      $4,345         $3,231          $(3,200)         $4,376
Costs and expenses
  Cost of products sold..........     --       3,905          3,182           (3,200)          3,887
  Depreciation and
     amortization................     --         257              2               --             259
  Selling, general and
     administrative..............     12         171              1               --             184
  Results of affiliates'
     operations..................     45          43             --              (39)             49
  Net interest and other (income)
     expense.....................    (22)        (43)            42               --             (23)
  Special charges................     --          55             --               --              55
                                    ----      ------         ------          -------          ------
          Total..................     35       4,388          3,227           (3,239)          4,411
                                    ----      ------         ------          -------          ------
Income (loss) before income
  taxes..........................    (35)        (43)             4               39             (35)
Income tax provision.............      3          --             --               --               3
                                    ----      ------         ------          -------          ------
     Net income (loss)...........   $(38)     $  (43)        $    4          $    39          $  (38)
                                    ====      ======         ======          =======          ======

CONDENSED CONSOLIDATING CASH FLOWS STATEMENT

                                                          YEAR ENDED DECEMBER 31, 2000
                                      --------------------------------------------------------------------
                                                             NON-GUARANTOR
            IN MILLIONS               PARENT    GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
            -----------               ------    ---------    -------------    ------------    ------------
Cash provided by (used in) operating
  activities........................   $ 48       $ 195          $(127)            $--           $ 116
Investing activities
  Capital expenditures..............     --        (255)           (12)            --             (267)
  Investments in affiliates.........     --         (26)            --             --              (26)
  Proceeds from sales of
    businesses......................     --          45             --             --               45
  Proceeds from sales/leaseback and
    other...........................     --          52            (22)            --               30
                                       ----       -----          -----             --            -----
    Net cash provided by (used in)
       investing activities.........     --        (184)           (34)            --             (218)
                                       ----       -----          -----             --            -----
Financing activities
  Net borrowings....................     --         (34)           150             --              116
  Dividends paid and other..........    (18)         --             --             --              (18)
                                       ----       -----          -----             --            -----
    Net cash provided by (used in)
       financing activities.........    (18)        (34)           150             --               98
                                       ----       -----          -----             --            -----
Net increase (decrease) in cash and
  cash equivalents..................     30         (23)           (11)            --               (4)
Cash and cash equivalents at
  beginning of year.................      9          40             23             --               72
                                       ----       -----          -----             --            -----
Cash and cash equivalents at end of
  year..............................   $ 39       $  17          $  12             $--           $  68
                                       ====       =====          =====             ==            =====

                                                          YEAR ENDED DECEMBER 31, 1999
                                      --------------------------------------------------------------------
                                                             NON-GUARANTOR
                                      PARENT    GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                      ------    ---------    -------------    ------------    ------------
Cash provided by (used in) operating
  activities........................  $ 454       $(146)         $(290)            $--           $  18
Investing activities
  Capital expenditures..............     --        (287)            (3)            --             (290)
  Acquisitions, net of cash
    acquired........................   (764)         --             --             --             (764)
  Investments in affiliates.........     --         (98)            --             --              (98)
  Net sales of marketable
    securities......................    210          --             --             --              210
  Other.............................    (21)         69            (35)            --               13
                                      -----       -----          -----             --            -----
    Net cash provided by (used in)
       investing activities.........   (575)       (316)           (38)            --             (929)
                                      -----       -----          -----             --            -----
Financing activities
  Net borrowings....................     --         498            320             --              818
  Dividends paid and other..........     64          --             --             --               64
                                      -----       -----          -----             --            -----
    Net cash provided by (used in)
       financing activities.........     64         498            320             --              882
                                      -----       -----          -----             --            -----
Net increase (decrease) in cash and
  cash equivalents..................    (57)         36             (8)            --              (29)
Cash and cash equivalents at
  beginning of year.................     66           4             31             --              101
                                      -----       -----          -----             --            -----
Cash and cash equivalents at end of
  year..............................  $   9       $  40          $  23             $--           $  72
                                      =====       =====          =====             ==            =====

                                                          YEAR ENDED DECEMBER 31, 1998
                                      --------------------------------------------------------------------
                                                             NON-GUARANTOR
            IN MILLIONS               PARENT    GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
            -----------               ------    ---------    -------------    ------------    ------------
Cash provided by (used in) operating
  activities........................  $(178)      $ 489           $(1)             $--           $ 310
Investing activities
  Capital expenditures..............     --        (361)           (1)             --             (362)
  Investments in affiliates.........     --         (80)           --              --              (80)
  Net sales of marketable
    securities......................    150          --            --              --              150
  Other.............................     --          (2)           (3)             --               (5)
                                      -----       -----           ---              --            -----
    Net cash provided by (used in)
       investing activities.........    150        (443)           (4)             --             (297)
                                      -----       -----           ---              --            -----
Financing activities
  Net borrowings....................     --         (58)           --              --              (58)
  Dividends paid and other..........    (14)         --            --              --              (14)
                                      -----       -----           ---              --            -----
    Net cash provided by (used in)
       financing activities.........    (14)        (58)           --              --              (72)
                                      -----       -----           ---              --            -----
Net increase (decrease) in cash and
  cash equivalents..................    (42)        (12)           (5)             --              (59)
Cash and cash equivalents at
  beginning of year.................    108          16            36              --              160
                                      -----       -----           ---              --            -----
Cash and cash equivalents at end of
  year..............................  $  66       $   4           $31              $--           $ 101
                                      =====       =====           ===              ==            =====

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors
The LTV Corporation

     We have audited the accompanying consolidated balance sheet of The LTV Corporation (Debtor-in-Possession), (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The LTV Corporation (Debtor-in-Possession) at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in the notes to consolidated financial statements, on December 29, 2000, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company's ability to comply with all debt covenants under the existing debtor-in-possession financing agreements, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Cleveland, Ohio
March 22, 2001

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents quarterly financial information (in millions, except per share data):

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
Net sales
     2000..............................................  $1,355     $1,310     $1,200     $1,069
     1999..............................................  $1,013     $1,039     $1,007     $1,159
Gross margin
     2000..............................................     144        134         94         13
     1999..............................................      93        105         65         78
Income (loss) from operations
     2000..............................................     (13)      (269)       (77)      (500)
     1999..............................................     (27)       (56)       (56)       (70)
Net income (loss)
     2000..............................................     (16)      (272)       (80)      (500)
     1999..............................................     (29)       (58)       (58)       (67)
Market price per share
  2000 -- High.........................................  $ 4.00     $ 3.81     $ 2.88     $ 1.50
            Low........................................    2.75       2.50       1.19       0.34
  1999 -- High.........................................  $ 8.00     $ 8.00     $ 7.44     $ 5.50
            Low........................................    5.00       5.31       5.13       3.06
Basic and diluted earnings (loss) per share
     2000..............................................  $(0.18)    $(2.74)    $(0.82)    $(5.03)
     1999..............................................  $(0.30)    $(0.58)    $(0.58)    $(0.69)
Dividends paid per common share
     2000..............................................  $ 0.03     $ 0.03     $ 0.03          *
     1999..............................................  $ 0.03     $ 0.03     $ 0.03     $ 0.03

---------------

* Dividend payments on common stock were suspended in the fourth quarter of 2000.