Form 10-Q
period 2001-03-31
LTV CORP
filed 2001-05-15
CIK 60731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_________

Commission File No. 1-4368

THE LTV CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1070950 (IRS Employer Identification No.)

200 Public Square Cleveland, Ohio (Address of principal executive offices)	44114-2308 (Zip Code)

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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

104,673,580 shares of common stock (as of April 30, 2001)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE LTV CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Sales	$989	$1,355

Costs and expenses:

Cost of products sold	1,015	1,212

Depreciation and amortization	73	80

Selling, general and administrative	53	58

Results of affiliates’ operations	—	(3)

Net interest expense	14	24

Other (income) expense	(8)	(3)

Special charges	42	—

Chapter 11 administrative expense, net of interest income	16	—

Total	1,205	1,368

Loss before income taxes	(216)	(13)

Income tax provision	(3)	(3)

Net loss	$(219)	$(16)

Dividends on preferred stock	(2)	(2)

Net loss to common shareholders	$(221)	$(18)

Loss per share:

Basic and diluted	$(2.13)	$(0.18)

Average shares outstanding

Basic and diluted	104	100

Cash dividends per common share	$—	$0.03

See notes to consolidated financial statements.

THE LTV CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	March 31,	December 31,
	2001	2000

ASSETS	(Unaudited )

Current assets

Cash and cash equivalents	$49	$68

Receivables, less allowance for doubtful accounts	547	495

Inventories:

Products	616	690

Materials, purchased parts and supplies	220	281

Total inventories	836	971

Prepaid expenses, deposits and other	32	25

Total current assets	1,464	1,559

Investments in and advances to affiliates	106	106

Goodwill and other intangibles, net of accumulated amortization	334	338

Other noncurrent assets	94	106

Property, plant and equipment	4,564	4,554

Allowance for depreciation	(1,365)	(1,305)

Total property, plant and equipment	3,199	3,249

	$5,197	$5,358

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$104	$45

Accrued employee compensation and benefits	100	56

Other accrued liabilities	85	53

Long-term secured debt in default	669	667

Total current liabilities	958	821

Noncurrent liabilities

Postemployment health care and other insurance benefits	46	46

Pension benefits	4	4

Other	39	52

Total noncurrent liabilities	89	102

Liabilities subject to compromise	3,763	3,858

Shareholders’ equity

Preferred stock

Series A Cumulative Convertible (aggregate liquidation value $62

in 2001 and $80 in 2000)	1	2

Series B Convertible (aggregate liquidation value $50)	1	1

Common stock (par value $0.50 per share)	55	53

Additional paid-in capital	1,100	1,101

Retained earnings (deficit)	(729)	(509)

Treasury stock (5 million shares at cost)	(65)	(65)

Other comprehensive income (loss) and other	24	(6)

Total shareholders’ equity	387	577

	$5,197	$5,358

See notes to consolidated financial statements.

THE LTV CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,

	2001	2000

Operating activities

Net loss	$(219)	$(16)

Adjustments to reconcile net loss to net cash provided by operating activities:

Special charges	42	—

Noncash income of affiliates	—	(3)

Depreciation and amortization	73	80

Pension funding less than related expense	13	10

Postemployment benefit payments more than related expense	(6)	(6)

Changes in assets, liabilities and other	101	(39)

Net cash provided by operating activities	4	26

Investing activities

Capital expenditures	(25)	(49)

Investments in and advances to steel-related businesses	—	(13)

Proceeds from sale / leaseback and other	—	37

Net cash used in investing activities	(25)	(25)

Financing activities

Net borrowings (repayments)	2	(43)

Dividends paid and other	—	(5)

Net cash provided by (used in) financing activities	2	(48)

Net decrease in cash and cash equivalents	(19)	(47)

Cash and cash equivalents at beginning of period	68	72

Cash and cash equivalents at end of period	$49	$25

Supplemental cash flow information is presented as follows:

Interest payments	$22	$26

Income tax payments	—	6

Capitalized interest	1	3

Borrowings under credit facilities	1,251	1,100

Payments on borrowings under credit facilities	1,249	1,143

See notes to consolidated financial statements.

THE LTV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE (1) — On December 29, 2000, The LTV Corporation (“LTV” or the “Company”) and forty-eight of its wholly owned subsidiaries (collectively, the “Debtors”), which include its principal operating subsidiaries, LTV Steel Company, Inc. (“LTV Steel”), Copperweld Corporation (“Copperweld”) and VP Buildings, Inc. (“VP Buildings”) filed voluntary petitions for reorganization under Chapter 11 (“Chapter 11”) of the Federal Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division (“Court”). The Company is managing its business as debtor-in-possession subject to Court approval.

      The Company’s consolidated financial statements have been prepared in conformity with the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities In Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The consolidated financial statements are prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Chapter 11 filings, such matters are subject to significant uncertainty. LTV recorded expenses aggregating $16 million in the first quarter of 2001 for costs and expenses that were related to the Chapter 11 filings, net of $1 million of interest income.

      Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date (“prepetition”) are stayed (“deferred”), absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession. LTV received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain employee benefits. The Company believes provisions have been made in the accompanying consolidated financial statements for the potential claims that could be estimated at the date of these financial statements. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has many executory contracts that could be rejected during the Chapter 11 proceedings.

      As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of LTV’s secured and undersecured debt. At December 31, 2000, the secured debt has been classified as a current liability and the undersecured debt has been classified as liabilities subject to compromise.

      Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to LTV’s stockholders may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value and the equity of LTV’s common and preferred stockholders being diluted or cancelled. Certain claims in Chapter 11 may be asserted as having higher priorities in the plan of reorganization. The Company’s prepetition creditors and its stockholders will each have votes in the plan of reorganization. The Company has not yet proposed a plan of reorganization. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of LTV or its subsidiaries or on the interests of the various creditors and security holders.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements supercede all previously issued financial statements. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2000 included in the 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE (2) — Total comprehensive loss for the three months ended March 31, 2001 and 2000 totaled $189 million and $16 million, respectively. The Company adopted Financial Accounting Standards Board Statement No. 133, as amended, that resulted in a transitional cumulative adjustment of $50 million of other comprehensive income for futures contracts that were sold in 2000. A total of $14 million of the transitional adjustment was reclassified to the Consolidated Statement of Operations as a reduction of cost of products sold in the three months ended March 31, 2001. Approximately $14 million is anticipated to be reclassified to earnings during the next twelve months. The other comprehensive loss at March 31, 2000 was $3 million, with no material changes since December 31, 1999.

NOTE (3) — Liabilities of the Company that existed at the time of the filing of the petition under Chapter 11 on December 29, 2000 are classified as liabilities subject to compromise. With the exception of the Company’s secured debt and liabilities of non-filing subsidiaries, all liabilities as of the filing date were classified as liabilities subject to compromise and have been deferred. The Court authorized payments of wages and certain employee benefits and limited other prepetition obligations. Payments of prepetition obligations in 2001 of $132 million were primarily for wages, healthcare, other employee related costs (including withholdings) and certain other limited obligations (including environmental and plant shutdown). Liabilities subject to compromise at March 31, 2001 and December 31, 2000 were as follows (in millions):

	March 31,	December 31,
	2001	2000

Postemployment health care and other insurance benefits	$1,562	$1,593

Pension benefits	673	642

Long-term undersecured debt	572	572

Accounts payable	339	363

Accrued employee compensation and benefits	176	213

Environmental and plant rationalization	141	161

Benefits under the Coal Industry Retiree Health Benefit Act of 1992	131	130

Accrued taxes other than income	80	85

Accrued income taxes	27	27

Other	62	72

	$3,763	$3,858

NOTE (4) — The following unaudited condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7 (in millions):

Statement of Operations	Three months ended
March 31, 2001

Sales	$899

Costs and expenses:

Cost of products sold	937

Depreciation and amortization	68

Selling, general and administrative	50

Net interest expense	9

Other (income) expense	(7)

Special charges	42

Chapter 11 administrative expense, net of interest income	16

Total	1,115

Loss before income taxes	(216)

Income tax provision	(3)

Net loss	$(219)

Balance Sheet	March 31,	December 31,
	2001	2000

Cash	$48	$55

Accounts receivable, net	459	72

Intercompany receivable, net	34	941

Inventories	577	124

Prepaid expenses	29	22

Total current assets	1,147	1,214

Goodwill and other intangibles	337	334

Investments in non-debtor subsidiaries	185	192

Other noncurrent assets	74	94

Property, plant and equipment, net	3,079	3,124

	$4,822	$4,958

Accounts payable and accrued liabilities	$256	$96

Long-term secured debt in default	402	402

Total current liabilities	658	498

Other noncurrent liabilities	14	25

Liabilties subject to compromise	3,763	3,858

Shareholders’ equity	387	577

	$4,822	$4,958

Statement of Cash Flows	Three months ended
March 31, 2001

Operating activities Net loss	$(219)

Adjustments to reconcile net loss to net cash provided by operating activities:

Special charges	42

Depreciation and amortization	68

Pension funding less than related expense	12

Postemployment benefit payments more than related expense	(5)

Changes in assets, liabilities and other	116

Net cash provided by operating activities	14

Investing activities Capital expenditures	(21)

Net cash used by investing activities	(21)

Financing activities Borrowings under credit facilities	579

Payments under credit facilities	(579)

Net cash provided by (used by) investing activities	—

Net decrease in cash and cash equivalents	(7)

Cash and cash equivalents at beginning of period	55

Cash and cash equivalents at end of period	$48

NOTE (5) — LTV operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet and galvanized products. The tin mill facilities were sold on March 1, 2001 to the U. S. Steel Group of the USX Corporation pursuant to an agreement made with USX Corporation in October 2000 and subsequently approved by the Court in February 2001. Sales are made primarily to the domestic transportation, appliance, and electrical equipment markets. The product lines of the Metal Fabrication segment include pipe, conduit, mechanical and structural tubular products for use in transportation, agriculture, oil and gas, and construction industries; bimetallic wire for the telecommunications and utilities industries; manufactured pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. Corporate and Other consists of corporate investments and related income and expenses and in 2000 included the results of two steel technology joint ventures, Trico Steel Company L.L.C. (“Trico Steel”) and Cliffs and Associates Limited (“CAL”). The Trico Steel investment was written off in the fourth quarter of 2000 because the Company determined that any recovery of its investment would be remote. The CAL investment was sold on June 30, 2000. The results of the ventures are included in the prior year through those dates, respectively.

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

		Three Months Ended March 31, 2001

	Integrated	Metal	Corporate
	Steel	Fabrication	& Other	Total

Trade sales	$627	$362	$—	$989

Intersegment sales	40	—	—	40

Segment income (loss) before income taxes and special items	(145)	1	(14)	(158)

Special charges	(41)	(1)	—	(42)

Chapter 11 administrative expenses, net of interest income	—	—	(16)	(16)

		Three Months Ended March 31, 2000

	Integrated	Metal	Corporate
	Steel	Fabrication	& Other	Total

Trade sales	$923	$432	$—	$1,355

Intersegment sales	34	—	—	34

Segment income (loss) before income taxes	(6)	22	(29)	(13)

NOTE (6) — On March 20, 2001, the Court approved two new debtor-in-possession financing facilities that were closed on April 9, 2001. The first facility is a Secured Revolving Credit Facility (“Revolving Credit Facility”) which replaces the Company’s receivables and inventory facilities. The obligation is guaranteed by the direct and indirect subsidiaries of LTV that have filed for bankruptcy. The commitment under the Revolving Credit Facility is $582 million and may be further limited by amounts of receivables and inventories. Of the total commitment, $103 million may be used for standby letters of credit; an additional $20 million may be used for letters of credit when the Working Capital Facility (described below) is terminated. Borrowings under the Revolving Credit Facility will be required to be repaid in full and the commitment will terminate on the earlier of June 30, 2002 or the substantial consummation of a plan of reorganization that is confirmed by the Court or any other court having jurisdiction over the Chapter 11 proceedings. The commitment amount under the Revolving Credit Facility will be reduced by $100 million on September 30, 2001, by $100 million on December 31, 2001 and by an additional $200 million on March 31, 2002. Substantially all of LTV Steel’s and Georgia Tubing’s (a wholly owned owned subsidiary of LTV) receivables and inventories and the receivables of Welded Tube and Copperweld’s domestic subsidiaries are pledged as collateral. In addition, the lenders have a first priority lien on the Company’s integrated steel plant in Hennepin, Illinois (the “Hennepin Plant”) equal to $28 million and a junior lien on all other assets of the debtors pledged under the Company’s five-year secured term loan of $225 million (the “Secured Facility”) and the Working Capital Facility. Additionally, the commitment will be reduced by 50% of net cash proceeds received from the sale of VP Buildings in excess of the amount required to paydown the $100 million Working Capital Facility. Upon a sale of the Hennepin Plant, 100% of the net cash proceeds up to $28.5 million shall be applied to permanently reduce the then current commitment, if any, under the Working Capital Facility, and 50% of the remainder shall be used to permanently reduce the commitment under the Revolving Credit Facility. Upon the sale of any integrated steel asset other than the Hennepin Plant, 100% of the net cash proceeds shall be applied to permanently reduce the then current commitment, if any, under the Working Capital Facility, and 50%

of the remainder shall be applied to permanently reduce the commitment under the Revolving Credit Facility.

      Interest is, at the Company’s option, the Alternate Base Rate (which is the greater of the prime rate, a base CD rate (as defined) plus 1.0% or the Federal Funds Effective Rate plus 0.5%) plus 1.5% or LIBOR plus 2.5%. Interest is payable monthly. The Company is required to meet certain covenants relating to cumulative EBITDA and capital expenditures, minimum liquidity and is prohibited from paying dividends.

      The second debtor-in-possession facility is a $100 million financing facility for working capital purposes that consists of a $65 million Revolving Credit Facility and a $35 million Term Loan Facility (together the “Working Capital Facility”). The borrowers under the facility are the Company, VP Buildings, Copperweld and its domestic subsidiaries, Georgia Tubing Corporation and LTV Steel. The $65 million Revolving Credit Facility may be limited by amounts of VP Buildings’ receivables, inventories or EBITDA. The Working Capital Facility will terminate on the earlier of June 30, 2002, the substantial consummation of a plan of reorganization that is confirmed by the Court or any other court having jurisdiction over the Chapter 11 proceedings or the sale of VP Buildings. This facility is guaranteed by the direct and indirect subsidiaries of LTV that have filed for bankruptcy. The Working Capital Facility lenders have a first lien on substantially all the assets of VP Buildings and the fixed assets of LTV Steel, subject to the $28 million lien on the Hennepin Plant described above and subject to the lien on the west side of the Cleveland Works granted under an United Steel Workers of America (“USWA”) Collateral Trust Agreement securing the payment of retiree medical benefits and pension obligations. The Working Capital Facility lenders also have a junior lien on certain other assets pledged under the Secured Facility and the Revolving Credit Facility.

      Interest on the revolving credit portion of the Working Capital Facility is at the greater of 11% or the prime rate plus 2% and, for the term loan portion of the Working Capital Facility the greater of 12.25% or the prime rate plus 3.25%. Interest is payable monthly. The Company and VP Buildings are required to meet certain covenants relating to cumulative EBITDA and capital expenditures, minimum liquidity and the Company is prohibited from paying dividends.

NOTE (7) — In the first quarter of 2001, the Company recorded a special charge of $42 million which included $39 million for the finalization of the tin mill sale and $3 million for employee termination costs. In the first quarter of 2001, $27 million was charged against the reserve.

NOTE (8) — All of LTV’s existing subsidiaries, including Copperweld and Welded Tube, and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities) fully and unconditionally, jointly and severally guarantee LTV’s obligation to pay principal, premium, if any, and interest with respect to the 11.75% Senior Notes due October 2009, the 8.2% Senior Notes due September 2007 and the Secured Facility.

      The following supplemental condensed consolidating financial statements of The LTV Corporation present (in millions): balance sheets as of March 31, 2001 and December 31, 2000; statements of operations and cash flows for the quarters ended March 31, 2001 and 2000. The LTV Corporation (Parent), the Guarantors and Non-Guarantor Subsidiaries’ investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet
(in millions)

			March 31, 2001

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$11	$39	$(1)	$—	$49

Receivables	—	462	85	—	547

Inventories	—	578	258	—	836

Other current assets	1	28	3	—	32

Total current assets	12	1,107	345	—	1,464

Intercompany, net	1,335	(44)	151	(1,442)	—

Goodwill and other intangibles	—	331	3	—	334

Investments and other noncurrent assets	265	215	13	(293)	200

Property, plant and equipment, net	—	3,100	99	—	3,199

Total assets	$1,612	$4,709	$611	$(1,735)	$5,197

Accounts payable and accrued liabilities	$14	$249	$26	$—	$289

Long-term secured debt in default	—	197	472	—	669

Total current liabilities	14	446	498	—	958

Postemployment health care and other insurance benefits	—	36	10	—	46

Pension benefits	—	1	3	—	4

Other	—	16	23	—	39

Liabilities subject to compromise	32	3,731	—	—	3,763

Liabilities subject to compromise-Intercompany	1,179	263	—	(1,442)	—

Shareholders’ equity	387	216	77	(293)	387

Total liabilities and shareholders’ equity	$1,612	$4,709	$611	$(1,735)	$5,197

			December 31, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$39	$17	$12	$—	$68

Receivables	3	72	420	—	495

Inventories	—	125	846	—	971

Other current assets	1	21	3	—	25

Total current assets	43	235	1,281	—	1,559

Intercompany, net	1,307	900	(754)	(1,453)	—

Goodwill and other intangibles	—	334	4	—	338

Investments and other noncurrent assets	449	221	12	(470)	212

Property, plant and equipment, net	—	3,145	104	—	3,249

Total assets	$1,799	$4,835	$647	$(1,923)	$5,358

Accounts payable and accrued liabilities	$—	$103	$51	$—	$154

Long-term secured debt in default	—	197	470	—	667

Total current liabilities	—	300	521	—	821

Postemployment health care and other insurance benefits	—	35	11	—	46

Pension benefits	—	1	3	—	4

Other	—	27	25	—	52

Liabilities subject to compromise		39	3,819	—	3,858

Liabilities subject to compromise-Intercompany	1,183	270	—	(1,453)	—

Shareholders’ equity	577	383	87	(470)	577

Total liabilities and shareholders’ equity	$1,799	$4,835	$647	$(1,923)	$5,358

Condensed Consolidating Statement of Operations
(in millions)

		Three Months Ended March 31, 2001

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$901	$98	$(10)	$989

Costs and expenses:

Cost of products sold	—	937	88	(10)	1,015

Depreciation and amortization	—	70	3	—	73

Selling, general and administrative	6	43	4	—	53

Results of affiliates’ operations	201	4	—	(205)	—

Net interest and other (income) expense	(7)	3	10	—	6

Special charges	—	42	—	—	42

Chapter 11 administrative expenses, net	16	—	—	—	16

Total	216	1,099	105	(215)	1,205

Income (loss) before income taxes	(216)	(198)	(7)	205	(216)

Income tax provision	(3)	—	—	—	(3)

Net income (loss)	$(219)	$(198)	$(7)	$205	$(219)

		Three Months Ended March 31, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,254	$1,093	$(992)	$1,355

Costs and expenses:

Cost of products sold	—	1,129	1,075	(992)	1,212

Depreciation and amortization	—	77	3	—	80

Selling, general and administrative	7	47	4	—	58

Results of affiliates’ operations	6	9	—	(18)	(3)

Net interest and other (income) expense	—	15	6	—	21

Total	13	1,277	1,088	(1,010)	1,368

Income (loss) before income taxes	(13)	(23)	5	18	(13)

Income tax provision	(3)	—	—	—	(3)

Net income (loss)	$(16)	$(23)	$5	$18	$(16)

Condensed Consolidating Cash Flows Statement
(in millions)

	Three Months Ended March 31, 2001

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(28)	$44	$(12)	$—	$4

Investing activities:

Capital expenditures	—	(22)	(3)	—	(25)

Net cash provided by (used in) investing activities	—	(22)	(3)	—	(25)

Financing activities:

Net borrowings	—	—	2	—	2

Net cash provided by (used in) financing activities	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	(28)	22	(13)	—	(19)

Cash and cash equivalents at beginning of period	39	17	12	—	68

Cash and cash equivalents at end of period	$11	$39	$(1)	$—	$49

	Three Months Ended March 31, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$27	$(39)	38	$—	$26

Investing activities:

Capital expenditures	—	(49)	—	—	(49)

Investments in affiliates	—	(13)	—	—	(13)

Other	—	45	(8)	—	37

Net cash provided	—	(17)	(8)	—	(25)

by (used in) investing activities

Financing activities:

Net borrowings	—	(3)	(40)	—	(43)

Dividends paid and other	(5)	—	—	—	(5)

Net cash provided	(5)	(3)	(40)	—	(48)

by (used in) financing activities

Net increase (decrease) in cash and cash	22	(59)	(10)	—	(47)

equivalents

Cash and cash equivalents at beginning of period	9	40	23	—	72

Cash and cash equivalents at end of period	$31	$(19)	$13	$—	$25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary results for the three months ended March 31, 2001 and 2000 for each segment are listed below ($ in millions):

	Integrated Steel		Metal Fabrication		Corporate and Other

	2001	2000	2001	2000	2001	2000

Sales Trade	$627	$923	$362	$432	$—	$—

Intersegment	40	34	—	—	—	—

Cost of products sold	733	875	322	371	—	—

Selling, general and administrative	21	24	26	27	6	7

Results of affiliates’ operations	—	—	—	(1)	—	(2)

Net interest expense	—	—	—	—	14	24

Other (income) expense	—	—	(1)	(2)	(7)	(1)

Income (loss) before income taxes and special charges	(145)	(6)	1	22	(14)	(29)

Special charges	(41)	—	(1)	—	—	—

Chapter 11 administrative expenses, net	—	—	—	—	(16)	—

Tons in thousands Steel shipments Trade	1,511	1,956	421	493

Intersegment	161	98

Raw steel production	1,830	2,247

Operating rate	85%	104%

Integrated Steel

      Sales in 2001 decreased due to 19% lower shipments and 10% lower average steel selling prices.

      Cost of products sold as a percentage of sales increased in 2001 from 2000 primarily as a result of lower production volume and selling prices partly offset by lower purchased material costs.

      Raw steel production at the Company’s steelmaking facilities decreased in 2001, primarily due to reduced operating levels as a result of lower demand. The average operating rate was 85% in 2001 compared to 104% in the prior year.

      The Company follows American Iron and Steel Institute (“AISI”) standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company’s products exceeds production capability.

      Selling, general and administrative expenses in 2001 were lower than 2000 expenses primarily due to lower spending.

Metal Fabrication

      Sales in 2001 decreased primarily due to lower shipments in the tubular products and metal buildings markets.

      Cost of products sold as a percentage of sales increased in 2001 primarily due to lower average selling prices and lower shipments.

      Selling, general and administrative expenses were about equal to the prior year.

Corporate and Other

      Corporate and Other improved compared to 2000 due to proceeds from a previously owned business. Interest expense was lower in 2001 due to $15 million of deferred interest expense on undersecured debt.

      Results of affiliates’ operations in 2000 included the steel-related joint ventures. Trico Steel was written off in the fourth quarter of 2000 because the Company determined that any recovery of its investment would be remote. The CAL investment was sold in June 2000.

Income Taxes

      The cash taxes consist of state and foreign taxes and federal taxes including a less than 80% owned subsidiary that was sold on June 30, 2000. The Company has recorded full valuation allowances to offset the non-cash tax benefit arising from the losses. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be “more likely than not” and, consequently, established a valuation reserve for all of its net deferred tax assets.

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

LIQUIDITY AND FINANCIAL RESOURCES

      The Company’s sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its debtor-in-possession facilities. Prior to obtaining the debtor-in-possession facilities, LTV was permitted under an interim order of the Court to retain the cash proceeds of receivables and inventory. Interest expense for the first quarter of 2001 was $14 million. The accrual and payment of interest on the undersecured debt has been suspended. The contractual amount of interest not accrued at March 31, 2001 was $15 million.

      In 2001, cash provided by operating activities amounted to $4 million. Major uses of cash during 2001 were $25 million in capital expenditures.

      Since filing under Chapter 11, no dividends have been paid, no shares have been repurchased and the new debtor-in-possession facilities prohibit the payment of dividends on all preferred and common stock.

      The Company has obtained debtor-in-possession credit facilities, however, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the terms of the debtor-in-possession credit facilities and the ability to obtain other financing. See Note 6 in the Notes to Consolidated Financial Statements for a complete description of the debtor-in-possession credit facilities and the related commitment reductions throughout the term of the credit facilities. As a result of these uncertainties, there can be no assurance existing or future sources of liquidity will be adequate.

OTHER ITEMS

      LTV recorded special charges of $409 million in 2000 for the closure of the LTV Steel Mining iron ore operation and a Cleveland tubing facility, and the impairment and write-down of an electroplating line and tin mill facilities. Spending against the reserve was $5 million in 2001 with a balance remaining of $6 million at March 31, 2001. On April 1, 2001, the Cleveland Cliffs Inc prepetition option agreement on the LTV Steel Mining assets expired by its terms. LTV is currently negotiating a potential sale of the LTV Steel Mining assets with Cleveland Cliffs Inc and certain other parties.

      In the fourth quarter of 1998, a reserve of $55 million was recorded for the shutdown of cold roll finishing operations in the No. 2 finishing department at the Cleveland Works, recognition of an asset impairment at an electrogalvanizing joint venture, the shutdown of an electric-weld pipe line and a salaried workforce reduction. During the first quarter of 2001, $1 million was charged to this reserve with a balance remaining of $1 million at March 31, 2001.

      LTV established reserves for the cost of the closure and clean-up at the Pittsburgh coke plant in the third quarter of 1997. The Company charged $1 million against this reserve in 2001 with a balance remaining of $22 million at March 31, 2001.

      In April 2001, the Company announced the signing of a non-binding letter of intent to sell all of the assets of VP Buildings and certain related subsidiaries. The purchase price consists of $150 million in cash and notes and assumption by the purchaser of certain liabilities at the closing date. The sale is anticipated to be completed in mid-2001 subject to the approval of the Court.

      On April 11, 2001, the Company announced its intention to permanently close the Direct Hot Charge Complex (“DHCC”) and the associated C-1 blast furnace, located on the West Side of the Cleveland Works. The DHCC, which has an annual raw steel capacity of about 2 million tons, consists of a basic oxygen furnace steelmaking shop, a continuous slab caster and hot strip mill. The facilities employ about 800 hourly and 100 salaried people. Approximately half of the affected employees will be eligible to retire. The hot rolled steel produced by the DHCC has carried the lowest selling prices and has been unable to generate a positive return on the investment.

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

      The Company is the subject of various other threatened or pending legal actions, contingencies and commitments in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial statements of the Company. Due to the Chapter 11 filings, litigation relating to prepetition claims against the Debtors is stayed; however, certain claims by the government or governmental agencies seeking equitable or other non-equitable relief against the Debtors are not subject to the automatic stay.

      The Company’s results of operations in one or more interim or annual periods could be materially affected by unfavorable results in one or both of these matters. Based on information known to the

Company, management believes the outcome of these matters should not have a material adverse effect upon the consolidated cash flows or financial position of the Company.

      The Company spent approximately $2 million and $4 million for environmental clean-up and related demolition costs at operating and idled facilities for the periods ended March 31, 2001 and 2000, respectively. At March 31, 2001, the Company has a recorded liability of $115 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean-up of contamination. The Company also spent approximately $2 million in both the first quarter of 2001 and 2000 for environmental compliance-related capital expenditures for environmental projects and expects it will be required to spend an average of approximately $24 million annually in capital expenditures during the next five years to meet environmental standards.

OUTLOOK

      Demand for the Integrated Steel segment’s products has softened and average selling prices continue to be weak. The Integrated Steel segment is pursuing aggressive cost reduction measures to be able to return to profitability. The Company is currently negotiating with the USWA to modify the existing labor agreement and the outcome of such negotiations is a significant factor in the successful reorganization of the Company. The Metal Fabrication segment is experiencing lower shipment levels and softened demand due to the slower overall economic conditions in 2001.

      This report includes forward-looking statements. Our use of the words “outlook,” “anticipate,” “believe,” “estimate,” “expect” and similar words is intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; availability of post petition financing; negative market and credit impact from the Chapter 11 filings; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; difficulties in integrating recent acquisitions; or the timing and cost of completion of divestitures or shutdown of facilities. Due to material uncertainties, it is not possible to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of LTV or its subsidiaries.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Bankruptcy Filings

      On December 29, 2000, LTV and 48 of its direct and indirect subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Ohio, Eastern Division, as described in LTV’s periodic reports previously filed with the Securities and Exchange Commission.

United States Trade Cases

      2000 Cases

      Hot Rolled Steel Cases

      On November 13, 2000, LTV Steel along with eight other domestic producers, the United Steel Workers of America (“USWA”) and the Independent Steel Workers Union (“ISU”) filed hot rolled trade cases that are described in LTV’s periodic reports previously filed with the SEC. On December 28, 2000, the International Trade Commission (“ITC”), in a unanimous vote, rendered an affirmative preliminary injury determination on behalf of the domestic industry. On April 24, 2001, the U.S. Department of Commerce (“DOC”) released preliminary anti-dumping margins against Argentina, China, India, Indonesia, Kazakhstan, Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine ranging from 2.44% to 239.57%.

      1999 Cases

      Cold Rolled Steel Cases

      On June 21, 1999, LTV Steel, along with other domestic integrated producers, filed cold rolled trade cases that are described in LTV’s periodic reports previously filed with the SEC. Despite the DOC’s issuance of substantial final antidumping margins, in March, April and June 2000 the ITC made a final determination that cold rolled steel imports from certain countries did not cause or threaten to cause material injury to domestic producers. The domestic producers filed an appeal of the ITC’s negative injury determination with respect to those countries with the Court of International Trade (“CIT”). Briefing was completed in April 2001 and oral argument is scheduled for September 12, 2001.

      1998 Cases

      Hot Rolled Steel Cases

      In September 1998, LTV Steel joined with eleven other domestic steel producers, the USWA and the ISU in filing antidumping and/or countervailing duty petitions against several countries, including

Russia, that are described in LTV’s periodic reports previously filed with the SEC. Despite the DOC’s issuance in early 1999 of substantial final dumping determinations against imports from Russia, the DOC entered into a suspension agreement with Russia. LTV Steel, along with other domestic integrated producers, filed suit in the CIT to nullify this agreement and the CIT held that the DOC failed to articulate legal standards for determining when a suspension agreement is in the public interest and whether the suspension agreement prevents price suppression or undercutting. The CIT directed the DOC to establish proper legal standards for making those determinations. The DOC articulated its redetermination results and on May 8, 2001 the domestic industry provided its comments to the redetermination results. The DOC has 20 days to issue a rebuttal.

      LTV Steel is continuing to monitor the surge in unfairly traded imports and its effect on our operations, and anticipates that additional unfair trade cases may be filed or other relief requested.

Environmental Proceedings

      City of Buffalo. In May 2000, the EPA began conducting a sampling program, pursuant to its authority under the Comprehensive Environmental Response, Compensation and Liability Act, in a neighborhood in Buffalo, New York, as further described in LTV’s periodic reports previously filed with the SEC. The neighborhood sampling has been completed and the EPA has released analytical data from the sampling. The EPA and its toxicology contractor, the New York State Department of Health, have stated that the contaminants of concern do not exceed levels that are a public health hazard.

Item 5. Other Information.

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

Item 6. Exhibits and Reports on 8-K.

(a)	Exhibits

Certain of the exhibits to this Report are hereby incorporated by reference, as specified below, to other documents filed with the Commission by LTV. Exhibit designations below correspond to the numbers assigned to exhibit classifications in Regulation S-K.

(10)—(52)* -	Revised Employment Terms dated March 20, 2001 between The LTV Corporation, LTV Steel Company, Inc. and Mr. William H. Bricker (filed herewith)

(10)—(53)* -	Employment Agreement dated as of April 3, 2001 among John D. Turner, The LTV Corporation and Copperweld Corporation (filed herewith)

(10)—(54)-	Financing Agreement dated as of April 2, 2001 among The LTV Corporation, as debtor and a debtor-in-possession, and the other subsidiaries of The LTV Corporation named therein, as borrowers, the subsidiaries of The LTV Corporation named therein, as guarantors, the financial institutions party thereto, as lenders, Ableco Finance L.L.C., as collateral agent, The CIT Group/Business Credit, Inc., as administrative agent, and Abbey National Treasury Services plc, as syndication agent

(10)—(55)-	Revolving Credit and Guaranty Agreement dated as of March 20, 2001 among The LTV Corporation, a debtor and debtor-in-possession, as borrower, and the other subsidiaries of The LTV Corporation named therein, as guarantors, the banks party thereto, as lenders, The Chase Manhattan Bank, as administrative agent, documentation agent and collateral agent, JP Morgan, a division of Chase Securities Inc., as book manager and lead arranger, and Abbey National Treasury Services plc, as co-agent

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on January 16, 2001, reporting the commencement of proceedings under Chapter 11 of the federal Bankruptcy Code.

Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on March 20, 2001, filing the summary financial information of The LTV Corporation and 48 of its direct and indirect subsidiaries for the month ended February 28, 2001.

Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on April 30, 2001, filing the summary financial information of The LTV Corporation and 48 of its direct and indirect subsidiaries for the month and year-to-date ended March 31, 2001. Such summary financial information has been superceded by the consolidated financial statements filed in this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LTV CORPORATION

(Registrant)

By	/s/ George T. Henning George T. Henning Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2001