Form 10-K405/A
period 2000-12-31
LTV CORP
filed 2001-06-13
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission File Number 1-4368


                              THE LTV CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                               75-1070950
      (State or other jurisdiction       (I.R.S. Employer Identification Number)
            of incorporation)

            200 Public Square                          44114-2308
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

    Common Stock, par value $0.50                             OTC - BB

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

                                               99,827,295 shares of Common Stock
                                                       (As of February 15, 2001)

Documents Incorporated by Reference: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

AMENDMENT AND CORRECTION TO ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2000

         The disclosure concerning LTV's investment in Trico Steel in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading of "Results of Operations" and under the subheading of "Corporate and Other" has been updated from the original filing. Except as noted above, The LTV Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, remains as originally filed with the Securities and Exchange Commission on March 29, 2001, and the following disclosure speaks as of that date and does not reflect any developments since that date.

 .

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

RESULTS OF OPERATIONS

      Summary results for each segment are listed below ($ in millions):

                                                INTEGRATED STEEL              METAL FABRICATION           CORPORATE AND OTHER
                                          --------------------------   ---------------------------   -------------------------------
                                            2000      1999      1998     2000       1999      1998      2000       1999        1998
                                            ----      ----      ----     ----       ----      ----      ----       ----        ----
Sales
      Trade                              $ 3,238   $ 3,388   $ 3,685   $ 1,696    $   830   $   691   $    --      $  --      $  --
      Intersegment                           137        88        94
                                         -------   -------   -------
      Total                                3,375     3,476     3,779
                                         -------   -------   -------
Cost of products sold                      3,214     3,269     3,408     1,472        696       573        --         --         --
Selling, general and administrative          121       116       120       107         63        52        17         10         12
Results of affiliates' operations             --        --        --         2          3         5      (163)       (33)       (54)
Net (income) loss on sale of affiliates       --        --        --       (10)        --        --        84         --         --
Net interest expense                          --         3         1        --         --        --        99         27          2
Other (income) expense                       (57)       (3)       (3)       (6)        --        --        (2)        (9)       (23)
Income (loss) before income taxes
      and special charges                   (162)     (161)        5        77         52        58      (361)       (61)       (43)
Special charges                              407        39        52         2         --         3        --         --         --
Chapter 11 administrative expenses            --        --        --        --         --        --         4         --         --

Tons in thousands
      Shipments
           Trade                           6,907     7,183     7,238     1,858        859       676
           Intersegment                      412       286       287
                                         -------   -------   -------
              Total                        7,319     7,469     7,525
                                         -------   -------   -------
     Raw steel production                  8,154     8,404     8,136
Operating rate                                94%       97%       95%

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

     LTV's recognized share of Trico Steel's losses was $22 million in 2000. This $22 million was prior to any consideration by Trico Steel of an asset impairment charge, as required by accounting principles generally accepted in the United States. The asset impairment review was necessary due to Trico Steel's inability to obtain adequate financing and cessation of operations. LTV's share of Trico Steel's losses was $26 million and $50 million in 1999 and 1998, respectively.

     In mid-November, 2000, LTV made the decision to discontinue funding Trico Steel and informed the other two members of Trico Steel of its decision. This decision was based on LTV's own cash needs, as well as Trico Steel's operations not performing up to expectations, such that additional capital investments may have been required to meet debt covenants. On December 18, 2000, LTV agreed to subordinate its previous cash advances to future cash advances made by the other two members. LTV lost the ability to exercise significant influence over Trico Steel during the fourth quarter of 2000 because of its decision to not fund Trico Steel and because the terms of the subordination agreement permitted the other two members of Trico Steel to cause Trico Steel to accept additional loans and other financing without LTV's consent.

     On March 8, 2001, Trico Steel's other two members announced their withdrawal of financial support of Trico Steel's operations. Therefore, as of March 8, Trico Steel's lenders had the ability to determine how the assets would be operated/shut-down since Trico Steel's lenders now controlled the assets due to debt defaults created by the lack of cash support from the members. Trico Steel ceased operations on March 22, 2001 and filed for bankruptcy under Chapter 11 on March 27, 2001.

     Due to Trico Steel's inability to obtain additional financing to maintain operations and its subsequent bankruptcy filing, LTV, as required by Accounting Principles Board Opinion No. 18 ("APB No. 18"), recognized an other than temporary decline in the value of its investment in Trico Steel. As of December 31, 2000, LTV wrote-off its remaining investment ($139 million) in Trico Steel. The bankruptcy court handling the Trico Steel bankruptcy case will approve the distribution of cash proceeds, if any, resulting from a sale of Trico Steel's assets. LTV believes recovery of any of its investment in Trico Steel is remote. The equity loss (prior to any impairment recognition by Trico Steel) and investment write-off recorded by LTV totaled $161 million and was recorded in 2000 in the results of affiliates' operations line of the Statement of Operations.

     Trico Steel did not prepare financial statements in accordance with accounting principles generally accepted in the United States for the year ended December 31, 2000. Therefore, LTV is unable to present Trico Steel's December 31, 2000 financial statements. Had Trico Steel determined the amount of impairment related to its long-lived assets, LTV would have recorded its share of any impairment charge as an equity loss in addition to the $22 million already recognized; the amount of the APB No. 18 loss recognized by LTV would have been reduced by a similar amount.

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

     The Metal Fabrication segment was expanded in 1999 with the Acquisitions. Included with the Acquisitions was the Portland, Oregon structural tubing plant completed in 1999 with operations beginning in the third quarter of 1999. In 2000, a sale /leaseback of the Portland facility generated cash proceeds of $38 million. The Marion, Ohio tubing facility was completed in 1999 at a total capital cost of $52 million and began start-up operations in 1999. The plant has a rated annual processing capacity of 146,000 tons and manufactures high-quality tubing for the automotive industry and other mechanical tubing markets.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of June 2001.

                                                THE LTV CORPORATION
                                          ------------------------------
                                                   (Registrant)



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