Form 10-Q
period 2001-06-30
LTV CORP
filed 2001-08-14
CIK 60731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                                                    Yes   [X]        No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         104,681,331 shares of common stock
                                               (as of June 30, 2001)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)
                                   (Unaudited)

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                     June 30,
                                                        ---------------------       ---------------------
                                                          2001          2000          2001          2000
                                                        -------       -------       -------       -------
SALES                                                   $   959       $ 1,310       $ 1,948       $ 2,665

Costs and expenses:
       Cost of products sold                                962         1,175         1,977         2,387
       Depreciation and amortization                         74            84           147           164
       Selling, general and administrative                   51            58           104           116
       Results of affiliates' operations                      2             3             2             -
       Loss on writedown of equity affiliate                  -            84             -            84
       Net interest expense                                  17            25            31            49
       Other (income) expense                                (2)          (57)          (10)          (60)
       Special charges                                        -           207             -           207
       Reorganization and restructuring items                79             -           137             -
                                                        -------       -------       -------       -------
            Total                                         1,183         1,579         2,388         2,947
                                                        -------       -------       -------       -------

LOSS BEFORE INCOME TAXES                                   (224)         (269)         (440)         (282)

Income tax provision                                         (3)           (3)           (6)           (6)
                                                        -------       -------       -------       -------
Income (loss) before extraordinary loss                    (227)         (272)         (446)         (288)
Extraordinary loss on early extinguishment of debt           (2)            -            (2)            -
                                                        -------       -------       -------       -------
NET INCOME (LOSS)                                       $  (229)      $  (272)      $  (448)      $  (288)
                                                        =======       =======       =======       =======
Dividends on preferred stock                                 (2)           (2)           (4)           (4)
                                                        -------       -------       -------       -------
NET LOSS TO COMMON SHAREHOLDERS                         $  (231)      $  (274)      $  (452)      $  (292)
                                                        =======       =======       =======       =======

Loss per share:
       Basic and diluted
            Loss before extraordinary loss              $ (2.18)      $ (2.74)      $ (4.31)      $ (2.92)
            Extraordinary loss                            (0.02)            -         (0.02)            -
                                                        -------       -------       -------       -------
            Net income (loss)                           $ (2.20)      $ (2.74)      $ (4.33)      $ (2.92)
                                                        =======       =======       =======       =======

Average shares outstanding
       Basic and diluted                                    105           100           104           100
                                                        =======       =======       =======       =======

Cash dividends per common share                         $     -       $  0.03       $     -       $  0.06
                                                        =======       =======       =======       =======

-------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in millions, except per share data)

                                                                                June 30,     December 31,
                                                                                  2001          2000
                                                                               -----------   ------------
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                  $    49       $    68
      Receivables, less allowance for doubtful accounts                              502           495
      Inventories:
           Products                                                                  582           690
           Materials, purchased parts and supplies                                   166           281
                                                                                 -------       -------
                 Total inventories                                                   748           971
      Prepaid expenses, deposits and other                                            33            25
                                                                                 -------       -------
                 Total current assets                                              1,332         1,559
                                                                                 -------       -------
INVESTMENTS IN AND ADVANCES TO AFFILIATES                                            116           106
GOODWILL AND OTHER INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                      331           338
OTHER NONCURRENT ASSETS                                                               91           106
PROPERTY, PLANT AND EQUIPMENT                                                      4,548         4,554
      Allowance for depreciation                                                  (1,430)       (1,305)
                                                                                 -------       -------
                 Total property, plant and equipment                               3,118         3,249
                                                                                 -------       -------
                                                                                 $ 4,988       $ 5,358
                                                                                 =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                           $   121       $    45
      Accrued employee compensation and benefits                                      84            56
      Other accrued liabilities                                                       94            53
      Secured debt in default                                                        659           667
                                                                                 -------       -------
                 Total current liabilities                                           958           821
                                                                                 -------       -------
NONCURRENT LIABILITIES
      Postemployment health care and other insurance benefits                         46            46
      Pension benefits                                                                 4             4
      Other                                                                           36            52
                                                                                 -------       -------
                 Total noncurrent liabilities                                         86           102
                                                                                 -------       -------

LIABILITIES SUBJECT TO COMPROMISE                                                  3,785         3,858

SHAREHOLDERS' EQUITY
      Preferred stock
           Series A Cumulative Convertible (aggregate liquidation value $62            1             2
                 in 2001 and $80 in 2000)
           Series B Convertible (aggregate liquidation value $50)                      1             1
      Common stock (par value $0.50 per share)                                        55            53
      Additional paid-in capital                                                   1,098         1,101
      Retained earnings (deficit)                                                   (957)         (509)
      Treasury stock (5 million shares at cost)                                      (64)          (65)
      Other comprehensive income (loss) and other                                     25            (6)
                                                                                 -------       -------
                 Total shareholders' equity                                          159           577
                                                                                 -------       -------
                                                                                 $ 4,988       $ 5,358
                                                                                 =======       =======

----------------
See notes to consolidated financial statements.

                               THE LTV CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             2001          2000
                                                                           --------      ---------
OPERATING ACTIVITIES
      Net loss                                                             $  (448)      $  (288)
      Adjustments to reconcile net loss to net cash
           provided by operating activities:
           Extraordinary loss                                                    2             -
           Gain on sale of business                                              -           (26)
           Noncash special charges and write down of equity affiliate            -           291
           Depreciation and amortization                                       147           164
           Pension funding less than related expense                            25            19
           Postemployment benefit payments more than related expense           (11)          (12)
           VEBA recoveries (funding)                                             4           (10)
           Reorganization and restructuring items                              137             -
           Less: payments on reorganization and restructuring items            (21)            -
           Changes in assets, liabilities and other                            215           (83)
                                                                           -------       -------
               Net cash provided by operating activities                        50            55
                                                                           -------       -------

INVESTING ACTIVITIES
      Capital expenditures                                                     (42)         (107)
      Investments in and advances to steel-related businesses                   (9)          (18)
      Proceeds from sale of business                                             -            29
      Proceeds from sale / leaseback and other                                  (2)           33
                                                                           -------       -------
               Net cash used in investing activities                           (53)          (63)
                                                                           -------       -------

FINANCING ACTIVITIES
      Net borrowings (repayments)                                               (8)          (39)
      Deferred financing fees                                                   (8)            -
      Dividends paid and other                                                   -           (10)
                                                                           -------       -------
               Net cash used in financing activities                           (16)          (49)
                                                                           -------       -------

Net decrease in cash and cash equivalents                                      (19)          (57)
Cash and cash equivalents at beginning of period                                68            72
                                                                           -------       -------

Cash and cash equivalents at end of period                                 $    49       $    15
                                                                           =======       =======


Supplemental cash flow information is presented as follows:
      Interest payments                                                    $    33       $    54
      Income tax payments                                                        1            10
      Capitalized interest                                                       3             7
      Borrowings under credit facilities                                     2,983         2,407
      Payments on borrowings under credit facilities                         2,991         2,446

------
See notes to consolidated financial statements.

THE LTV CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001


NOTE (1) - On December 29, 2000, The LTV Corporation ("LTV" or the "Company") and forty-eight of its wholly owned subsidiaries (collectively, the "Debtors"), which include its principal operating subsidiaries, LTV Steel Company, Inc. ("LTV Steel"), Copperweld Corporation ("Copperweld") and VP Buildings, Inc. ("VP Buildings") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business as debtor-in-possession subject to Court approval.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation have been made and are of a recurring nature unless otherwise disclosed herein. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements supercede all previously issued financial statements. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2000 included in the 2000 Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt these statements effective January 1, 2002. The effects of adopting these statements have not yet been determined. Amortization of goodwill totaled $10 million in 2000.


NOTE (2) - Total comprehensive loss for the three months ended June 30, 2001 and 2000 totaled $221 million and $275 million, respectively. Total comprehensive loss for the six months ended June 30, 2001 and 2000 totaled $432 million and $291 million, respectively. On January 1, 2001, the Company adopted SFAS No. 133, as amended, which resulted in a transitional cumulative adjustment of $50 million of other comprehensive income for futures contracts that were sold in 2000. A total of $18 million of the transitional adjustment was reclassified to the Consolidated Statement of Operations as a reduction of cost of products sold in the six months ended June 30, 2001. Approximately $14 million is anticipated to be reclassified to the statement of operations during the next twelve months. The other comprehensive loss included in the balance sheet at June 30, 2000 was $3 million, with no material changes since December 31, 1999.

NOTE (3) - Liabilities of the Company that existed at the time of the filing of the petition under Chapter 11 on December 29, 2000 are classified as liabilities subject to compromise. With the exception of the Company's secured debt and liabilities of non-filing subsidiaries, all liabilities as of the filing date were classified as liabilities subject to compromise and have been deferred. The Court authorized payments of wages and certain employee benefits and limited other prepetition obligations. Payments of prepetition obligations in 2001 of $184 million were primarily for wages, active and retiree healthcare, other employee related costs (including withholdings) and certain other limited obligations (including environmental and plant shutdown). Liabilities subject to compromise at June 30, 2001 and December 31, 2000 were as follows (in millions):

                                                                                          June 30,          December 31,
                                                                                            2001                2000
                                                                                          -------------       -------------
      Postemployment health care and other insurance benefits                                 $1,556              $1,593
      Pension benefits                                                                           684                 642
      Undersecured debt                                                                          572                 572
      Accounts payable                                                                           335                 363
      Accrued employee compensation and benefits                                                 176                 213
      Environmental and plant rationalization                                                    138                 161
      Benefits under the Coal Industry Retiree Health Benefit Act of 1992                        132                 130
      Accrued taxes other than income                                                             85                  85
      Accrued income taxes                                                                        25                  27
      Other                                                                                       82                  72
                                                                                             -------             -------
                                                                                              $3,785              $3,858
                                                                                             =======             =======



NOTE (4) - The following unaudited condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7 (in millions):

STATEMENT OF OPERATIONS                                    Three months ended  Six months ended
                                                               June 30, 2001    June 30, 2001
                                                               -------------    -------------
Sales                                                             $   831          $ 1,730
Costs and expenses:
       Cost of products sold                                          851            1,788
       Depreciation and amortization                                   71              139
       Selling, general and administrative                             46               96
       Net interest expense                                            14               23
       Other (income) expense                                           1               (6)
       Reorganization and restructuring items                          79              137
                                                                  -------          -------
            Total                                                   1,062            2,177
                                                                  -------          -------
Loss before income taxes                                             (231)            (447)
Income tax provision                                                   (2)              (5)
                                                                  -------          -------
       Income (loss) before extraordinary loss                       (233)            (452)
       Extraordinary loss on early extinguishment of debt              (2)              (2)
                                                                  -------          -------
Net loss                                                          $  (235)         $  (454)
                                                                  =======          =======

BALANCE SHEET                                   June 30,      December 31,
                                                  2001           2000
                                              ----------      ------------
Cash                                             $   34         $   55
Accounts receivable, net                            450             72
Intercompany receivable, net                         36            941
Inventories                                         717            124
Prepaid expenses                                     23             22
                                                 ------         ------
       Total current assets                       1,260          1,214
                                                 ------         ------

Goodwill and other intangibles                      334            334
Investments in non-Debtor subsidiaries              199            192
Other noncurrent assets                              75             94
Property, plant and equipment, net                2,996          3,124
                                                 ------         ------
                                                 $4,864         $4,958
                                                 ======         ======

Accounts payable and accrued liabilities         $  259         $   96
Secured debt in default                             659            402
                                                 ------         ------
       Total current liabilities                    918            498
                                                 ------         ------

Other noncurrent liabilities                          8             25
Liabilities subject to compromise                 3,785          3,858
Shareholders' equity                                153            577
                                                 ------         ------
                                                 $4,864         $4,958
                                                 ======         ======


STATEMENT OF CASH FLOWS                                                                 Six months ended
                                                                                          June 30, 2001
                                                                                        ----------------
Operating activities
      Net loss                                                                                $(454)
      Adjustments to reconcile net loss to net cash provided by operating activities:
           Extraordinary loss                                                                     2
           Depreciation and amortization                                                        139
           Pension funding less than related expense                                             24
           Postemployment benefit payments more than related expense                            (11)
           VEBA trust recoveries                                                                  4
           Reorganization and restructure items                                                 137
           Less: payments against reorganization and restructuring items                        (21)
           Changes in assets, liabilities and other                                             (47)
                                                                                              -----
               Net cash provided by operating activities                                       (227)
                                                                                              -----

Investing activities
      Capital expenditures                                                                      (35)
      Investments in steel related businesses                                                    (9)
                                                                                              -----
           Net cash used by investing activities                                                (44)
                                                                                              -----

Financing activities
      Net borrowings under credit facilities                                                    258
      Deferred financing fees                                                                    (8)
                                                                                              -----
           Net cash provided by investing activities                                            250
                                                                                              -----

Net decrease in cash and cash equivalents                                                       (21)
Cash and cash equivalents at beginning of period                                                 55
                                                                                              -----
Cash and cash equivalents at end of period                                                    $  34
                                                                                              =====



NOTE (5) - LTV operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet and galvanized products. The tin mill facilities were sold on March 1, 2001 to the U. S. Steel Group of the USX Corporation pursuant to an agreement made with USX Corporation in October 2000 and subsequently approved by the Court in February 2001. Sales are made primarily to the domestic transportation, appliance, and electrical equipment markets. The product lines of the Metal Fabrication segment include pipe, conduit, mechanical and structural tubular products for use in transportation, agriculture, oil and gas, and construction industries; bimetallic wire for the telecommunications and utilities industries; manufactured pre-engineered, low-rise steel buildings systems for manufacturing, warehousing and commercial applications. LTV is in the process of selling VP Buildings, a metal buildings systems manufacturer, and expects to complete the sale prior to the end of 2001. Corporate and Other consists of corporate investments and related income and expenses and in 2000 included the results of two steel technology joint ventures, Trico Steel Company L.L.C. ("Trico Steel") and Cliffs and Associates Limited ("CAL"). The Trico Steel investment was written off effective in the fourth quarter of 2000 because Trico Steel ceased operations and filed for protection under Chapter 11 of the Bankruptcy Code. As a result, the Company determined that any recovery of its investment in Trico Steel would be remote. The CAL investment was sold on June 30, 2000. The results of the ventures are included in the prior year through those dates, respectively.

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

For the three months ended June 30,                         2001                                            2000
                                          -------------------------------------------    -------------------------------------------
(dollars in millions)                     Integrated       Metal    Corporate            Integrated    Metal      Corporate
                                             Steel      Fabrication  & Other   Total        Steel    Fabrication   & Other   Total
                                          ----------    -----------  -------   ------    ----------  -----------   -------  --------
Trade sales                                $   605     $   354        $ -     $   959     $   862     $   448       $ -     $ 1,310
Intersegment sales                              45           -          -          45          35           -         -          35
Segment income (loss) before income taxes
    and special items                         (129)          7        (23)       (145)         28          27      (117)        (62)
Special charges                                  -           -          -           -        (205)         (2)        -        (207)
Reorganization and restructuring items         (69)          -        (10)        (79)          -           -         -           -


For the six months ended June 30,                              2001                                          2000
                                         -------------------------------------------     -------------------------------------------
(dollars in millions)                     Integrated       Metal    Corporate            Integrated    Metal      Corporate
                                             Steel      Fabrication  & Other   Total        Steel    Fabrication   & Other   Total
                                          ----------    -----------  -------   ------    ----------  -----------   -------  --------

Trade sales                                $ 1,232     $   716        $ -     $ 1,948     $ 1,785     $   880       $ -     $ 2,665
Intersegment sales                              85           -          -          85          69           -         -          69
Segment income (loss) before income taxes
    and special items                         (274)          8        (37)       (303)         22          49      (146)        (75)
Special charges                                  -           -          -           -        (205)         (2)        -        (207)
Reorganization and restructuring items        (110)         (1)       (26)       (137)          -           -         -           -


NOTE (6) - On March 20, 2001, the Court approved two new debtor-in-possession financing facilities that were closed on April 9, 2001. The first facility is a Secured Revolving Credit Facility ("Revolving Credit Facility") which replaces the Company's receivables and inventory facilities. The obligation is guaranteed by the direct and indirect subsidiaries of LTV that have filed for bankruptcy. The commitment under the Revolving Credit Facility is $582 million and may be further limited by amounts of receivables and inventories. Of the total commitment, $103 million may be used for standby letters of credit; an additional $20 million may be used for letters of credit when the Working Capital Facility (described below) is terminated. Borrowings under the Revolving Credit Facility will be required to be repaid in full and the commitment will terminate on the earlier of June 30, 2002 or the substantial consummation of a plan of reorganization that is confirmed by the Court or any other court having jurisdiction over the Chapter 11 proceedings. The commitment amount under the Revolving Credit Facility will be reduced by $100 million on September 30, 2001, by $100 million on December 31, 2001 and by an additional $200 million on March 31, 2002. Substantially all of LTV Steel's and Georgia Tubing Corporation's (a wholly owned subsidiary of LTV) receivables and inventories and the receivables of Welded Tube and Copperweld's domestic subsidiaries are pledged as collateral. In addition, the lenders have a first priority lien on the Company's integrated steel plant in Hennepin, Illinois (the "Hennepin Plant") equal to $28 million and a junior lien on all other assets of the debtors pledged under the Company's five-year secured term loan of $225 million (the "Secured Facility") and the Working Capital Facility. Additionally, the commitment will be reduced by 50% of net cash proceeds received from the sale of VP Buildings in excess of the amount required to paydown the $100 million Working Capital Facility. Upon a sale of the Hennepin Plant, 100% of the net cash proceeds up to $28 million shall be applied to permanently reduce the then current commitment, if any, under the Working Capital Facility, and 50% of the remainder shall be used to permanently reduce the commitment under the Revolving Credit Facility. Upon the sale of any integrated steel asset other than the Hennepin Plant, 100% of the net cash proceeds shall be applied to permanently reduce the then current commitment, if any, under the Working Capital Facility, and 50% of the remainder shall be applied to permanently reduce the commitment under the Revolving Credit Facility.

      Interest is, at the Company's option, the Alternate Base Rate (which is the greater of the prime rate, a base CD rate (as defined) plus 1.0% or the Federal Funds Effective Rate plus 0.5%) plus 1.5% or LIBOR plus 2.5%. Interest is payable monthly. The Company is required to meet certain covenants relating to cumulative EBITDA and capital expenditures, minimum liquidity and is prohibited from paying dividends.

      The second debtor-in-possession facility is a $100 million financing facility for working capital purposes that consists of a $65 million revolving credit facility and a $35 million term loan facility (together the "Working Capital Facility"). The borrowers under the facility are the Company, VP Buildings, Copperweld and its domestic subsidiaries, Georgia Tubing Corporation and LTV Steel. The $65 million revolving credit facility may be limited by amounts of VP Buildings' receivables, inventories or EBITDA. The Working Capital Facility will terminate on the earlier of June 30, 2002, the substantial consummation of a plan of reorganization that is confirmed by the Court or any other court having jurisdiction over the Chapter 11 proceedings or the sale of VP Buildings. This facility is guaranteed by the direct and indirect subsidiaries of LTV that have filed for bankruptcy. The Working Capital Facility lenders have a first lien on substantially all the assets of VP Buildings and the fixed assets of LTV Steel, subject to the $28 million Hennepin Plant lien described above and subject to the lien on the west side of the Cleveland Works granted under an United Steel Workers of America ("USWA") Collateral Trust Agreement securing the payment of retiree medical benefits and pension obligations. The Working Capital Facility lenders also have a junior lien on certain other assets pledged under the Secured Facility and the Revolving Credit Facility.

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

      On July 31, 2001, LTV negotiated an amendment to the Working Capital Facility that reduced the $65 million revolving credit facility to $45 million and revised the EBITDA covenant. All other provisions remain in effect and the amendment is subject to approval by the Bankruptcy Court.

NOTE (7) - Pursuant to SOP 90-7, provisions for gains and losses resulting from the reorganization and restructuring of the business are reported in the consolidated Statement of Operations separately as reorganization and restructuring items. Amounts were recorded as follows (in millions):



                                                                                   June 30, 2001
                                                                      --------------------------------------
                                                                       Three months ended  Six months ended
                                                                      ------------------   -----------------
Sale of tin mill facilities                                                         $ -                $ 39
Rejection of executory contracts and abandonment of
      capitalized software                                                           59                  59
LTV Steel Mining shutdown costs                                                       7                   7
Salaried employee termination costs                                                   3                   6
Chapter 11 administrative expenses, including professional fees                      11                  28
Interest income                                                                      (1)                 (2)
                                                                      ------------------   -----------------
                                                                                   $ 79               $ 137
                                                                      ==================   =================



NOTE (8) - All of LTV's existing subsidiaries, including Copperweld and Welded Tube, and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities) fully and unconditionally, jointly and severally guarantee LTV's obligation to pay principal, premium, if any, and interest with respect to the 11.75% Senior Notes due October 2009, the 8.2% Senior Notes due September 2007 and the Secured Facility.

      The following supplemental condensed consolidating financial statements of The LTV Corporation present (in millions): balance sheets as of June 30, 2001 and December 31, 2000; statements of operations for the three months and six months ended June 30, 2001 and 2000; and statements of cash flows for the six months ended June 30, 2001 and 2000. The LTV Corporation (Parent), the Guarantors and Non-Guarantor Subsidiaries' investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet
(in millions)
                                                                                     June 30, 2001
                                                       --------------------------------------------------------------------------
                                                                                 Non-Guarantor
                                                        Parent     Guarantor      Subsidiaries     Eliminations    Consolidated
                                                       ---------   -----------   ---------------   -------------   --------------
Cash and cash equivalents                                  $ 36           $ 5               $ 8             $ -             $ 49
Receivables                                                   -           452                50               -              502
Inventories                                                   -           718                30               -              748
Other current assets                                         12            18                 3               -               33
                                                       ---------   -----------   ---------------   -------------   --------------
    Total current assets                                     48         1,193                91               -            1,332
                                                       ---------   -----------   ---------------   -------------   --------------
                                                                                                              -
Intercompany, net                                         1,260           793               (48)         (2,005)               -
Goodwill and other intangibles                                -           327                 4               -              331
Investments and other noncurrent assets                      73           231                 8            (105)             207
Property, plant and equipment, net                            -         3,015               103               -            3,118
                                                       ---------   -----------   ---------------   -------------   --------------
        Total assets                                     $1,381        $5,559             $ 158        $ (2,110)         $ 4,988
                                                       =========   ===========   ===============   =============   ==============

Accounts payable and accrued liabilities                   $ 10         $ 255              $ 34             $ -            $ 299
Secured debt in default                                       -           659                 -               -              659
                                                       ---------   -----------   ---------------   -------------   --------------
    Total current liabilities                                10           914                34               -              958
                                                       ---------   -----------   ---------------   -------------   --------------
Postemployment health care and other insurance benefits       -            35                11               -               46
Pension benefits                                              -             1                 3               -                4
Other                                                         -            10                26               -               36
Liabilities subject to compromise                            32         3,753                 -               -            3,785
Liabilities subject to compromise - Intercompany          1,180           825                 -          (2,005)               -
Shareholders' equity                                        159            21                84            (105)             159
                                                       ---------   -----------   ---------------   -------------   --------------
        Total liabilities and shareholders' equity       $1,381        $5,559             $ 158        $ (2,110)         $ 4,988
                                                       =========   ===========   ===============   =============   ==============

                                                                                   December 31, 2000
                                                       --------------------------------------------------------------------------
                                                                                 Non-Guarantor
                                                        Parent     Guarantor      Subsidiaries     Eliminations    Consolidated
                                                       ---------   -----------   ---------------   -------------   --------------
Cash and cash equivalents                                  $ 39          $ 17              $ 12             $ -             $ 68
Receivables                                                   3            72               420               -              495
Inventories                                                   -           125               846               -              971
Other current assets                                          1            21                 3               -               25
                                                       ---------   -----------   ---------------   -------------   --------------
    Total current assets                                     43           235             1,281               -            1,559
                                                       ---------   -----------   ---------------   -------------   --------------
                                                                                                              -
Intercompany, net                                         1,307           900              (754)         (1,453)               -
Goodwill and other intangibles                                -           334                 4               -              338
Investments and other noncurrent assets                     449           221                12            (470)             212
Property, plant and equipment, net                            -         3,145               104               -            3,249
                                                       ---------   -----------   ---------------   -------------   --------------
        Total assets                                     $1,799        $4,835             $ 647        $ (1,923)         $ 5,358
                                                       =========   ===========   ===============   =============   ==============

Accounts payable and accrued liabilities                    $ -         $ 103              $ 51             $ -            $ 154
Long-term secured debt in default                             -           197               470               -              667
                                                       ---------   -----------   ---------------   -------------   --------------
    Total current liabilities                                 -           300               521               -              821
                                                       ---------   -----------   ---------------   -------------   --------------
Postemployment health care and other insurance benefits       -            35                11               -               46
Pension benefits                                              -             1                 3               -                4
Other                                                         -            27                25               -               52
Liabilities subject to compromise                            39         3,819                 -                            3,858
Liabilities subject to compromise - Intercompany          1,183           270                 -          (1,453)               -
Shareholders' equity                                        577           383                87            (470)             577
                                                       ---------   -----------   ---------------   -------------   --------------
        Total liabilities and shareholders' equity       $1,799        $4,835             $ 647        $ (1,923)         $ 5,358
                                                       =========   ===========   ===============   =============   ==============

Condensed Consolidating Statement of Operations
(in millions)

                                                                            Three Months Ended June 30, 2001
                                                      ------------------------------------------------------------------------------
                                                                                  Non-Guarantor
                                                      Parent      Guarantor       Subsidiaries       Eliminations     Consolidated
                                                      --------    -----------    ----------------    -------------    --------------

Net sales                                              $    -          $ 876                $ 98            $ (15)            $ 959
Costs and expenses:
    Cost of products sold                                   -            893                  84              (15)              962
    Depreciation and amortization                           -             70                   4                -                74
    Selling, general and administrative                     8             39                   4                -                51
    Results of affiliates' operations                     206              -                   -             (204)                2
    Net interest and other (income) expense                 1             12                   2                -                15
    Reorganization and restructuring items                 11             68                   -                -                79
                                                      --------    -----------    ----------------    -------------    --------------
         Total                                            226          1,082                  94             (219)            1,183
                                                      --------    -----------    ----------------    -------------    --------------
Income (loss) before income taxes                        (226)          (206)                  4              204              (224)
Income tax provision                                       (3)             -                   -                -                (3)
                                                      --------    -----------    ----------------    -------------    --------------
Income loss before extraordinary loss                    (229)          (206)                  4              204              (227)
    Extraordinary loss on early extinguishment of debt      -              -                  (2)               -                (2)
                                                      --------    -----------    ----------------    -------------    --------------
         Net income (loss)                             $ (229)        $ (206)                $ 2            $ 204            $ (229)
                                                      ========    ===========    ================    =============    ==============

                                                                            Three Months Ended June 30, 2000
                                                      ------------------------------------------------------------------------------
                                                                                  Non-Guarantor
                                                      Parent      Guarantor       Subsidiaries       Eliminations     Consolidated
                                                      --------    -----------    ----------------    -------------    --------------
Net sales                                              $    -        $ 1,204             $ 1,039           $ (933)          $ 1,310
Costs and expenses:
    Cost of products sold                                   -          1,108               1,000             (933)            1,175
    Depreciation and amortization                           -             82                   2                -                84
    Selling, general and administrative                     6             49                   3                -                58
    Results of affiliates' operations                     267            (14)                  -             (250)                3
    Loss on write down of equity affiliate                  -             84                   -                -                84
    Net interest and other (income) expense                 -            (43)                 11                -               (32)
    Special charges                                         -            207                   -                -               207
                                                      --------    -----------    ----------------    -------------    --------------
         Total                                            273          1,473               1,016           (1,183)            1,579
                                                      --------    -----------    ----------------    -------------    --------------
Income (loss) before income taxes                        (273)          (269)                 23              250              (269)
Income tax provision                                        1              -                  (4)               -                (3)
                                                      --------    -----------    ----------------    -------------    --------------
         Net income (loss)                             $ (272)        $ (269)               $ 19            $ 250            $ (272)
                                                      ========    ===========    ================    =============    ==============

Condensed Consolidating Statement of Operations
(in millions)



                                                                             Six Months Ended June 30, 2001
                                                      ------------------------------------------------------------------------------
                                                                                  Non-Guarantor
                                                      Parent      Guarantor       Subsidiaries       Eliminations     Consolidated
                                                      --------    -----------    ----------------    -------------    --------------

Net sales                                              $    -        $ 1,777               $ 196            $ (25)          $ 1,948
Costs and expenses:
    Cost of products sold                                   -          1,830                 172              (25)            1,977
    Depreciation and amortization                           -            140                   7                -               147
    Selling, general and administrative                    14             82                   8                -               104
    Results of affiliates' operations                     407              4                   -             (409)                2
    Net interest and other (income) expense                (6)            15                  12                -                21
    Reorganization and restructuring items                 27            110                   -                -               137
                                                      --------    -----------    ----------------    -------------    --------------
         Total                                            442          2,181                 199             (434)            2,388
                                                      --------    -----------    ----------------    -------------    --------------
Income (loss) before income taxes                        (442)          (404)                 (3)             409              (440)
Income tax provision                                       (6)             -                   -                -                (6)
                                                      --------    -----------    ----------------    -------------    --------------
Income (loss) before extraordinary loss                  (448)          (404)                 (3)             409              (446)
    Extraordinary loss on early extinguishment of debt      -              -                  (2)               -                (2)
                                                      --------    -----------    ----------------    -------------    --------------
         Net income (loss)                             $ (448)        $ (404)               $ (5)           $ 409            $ (448)
                                                      ========    ===========    ================    =============    ==============

                                                                             Six Months Ended June 30, 2000
                                                      ------------------------------------------------------------------------------
                                                                                  Non-Guarantor
                                                      Parent      Guarantor       Subsidiaries       Eliminations     Consolidated
                                                      --------    -----------    ----------------    -------------    --------------

Net sales                                              $    -        $ 2,458             $ 2,132         $ (1,925)          $ 2,665
Costs and expenses:
    Cost of products sold                                   -          2,237               2,075           (1,925)            2,387
    Depreciation and amortization                           -            159                   5                -               164
    Selling, general and administrative                    13             96                   7                -               116
    Results of affiliates' operations                     273             (5)                  -             (268)                -
    Loss on write down of equity affiliate                  -             84                   -                -                84
    Net interest and other (income) expense                 -            (28)                 17                -               (11)
    Special charges                                         -            207                   -                -               207
                                                      --------    -----------    ----------------    -------------    --------------
         Total                                            286          2,750               2,104           (2,193)            2,947
                                                      --------    -----------    ----------------    -------------    --------------
Income (loss) before income taxes                        (286)          (292)                 28              268              (282)
Income tax provision                                       (2)             -                  (4)               -                (6)
                                                      --------    -----------    ----------------    -------------    --------------
         Net income (loss)                             $ (288)        $ (292)               $ 24            $ 268            $ (288)
                                                      ========    ===========    ================    =============    ==============

Condensed Consolidating Cash Flows Statement
(in millions)



                                                                             Six Months Ended June 30, 2001
                                                      ---------------------------------------------------------------------------
                                                                                  Non-Guarantor
                                                      Parent      Guarantor       Subsidiaries       Eliminations   Consolidated
                                                      --------    -----------    ----------------    -------------  -------------
Cash provided by (used in) operating activities           $ 5         $ (428)              $ 473              $ -           $ 50
Investing activities:
    Capital expenditures                                    -            (35)                 (7)               -            (42)
    Investments in steel related businesses                 -             (9)                  -                -             (9)
    Other                                                   -             (2)                  -                -             (2)
                                                      --------    -----------    ----------------    -------------  -------------
         Net cash provided by (used in) investing
          activities                                        -            (46)                 (7)               -            (53)
                                                      --------    -----------    ----------------    -------------  -------------
Financing activities:
    Net borrowings/(repayments)                             -            462                (470)               -             (8)
    Deferred financing fees                                (8)             -                   -                -             (8)
                                                      --------    -----------    ----------------    -------------  -------------
         Net cash provided by (used in) financing
          activities                                       (8)           462                (470)               -            (16)
                                                      --------    -----------    ----------------    -------------  -------------
Net increase (decrease) in cash and cash equivalents       (3)           (12)                 (4)               -            (19)
Cash and cash equivalents at beginning of period           39             17                  12                -             68
                                                      --------    -----------    ----------------    -------------  -------------
Cash and cash equivalents at end of period               $ 36            $ 5                 $ 8              $ -           $ 49
                                                      ========    ===========    ================    =============  =============

                                                                             Six Months Ended June 30, 2000
                                                      ---------------------------------------------------------------------------
                                                                                 Non-Guarantor
                                                      Parent      Guarantor       Subsidiaries       Eliminations   Consolidated
                                                      --------    -----------    ----------------    -------------  -------------
Cash provided by (used in) operating activities           $ 5            $ 6                $ 44              $ -           $ 55
Investing activities:
    Capital expenditures                                    -           (101)                 (6)               -           (107)
    Investments in affiliates                               -            (18)                  -                -            (18)
    Proceeds from sale of business                          -             29                   -                -             29
    Proceeds from sale / leaseback and other                -             46                 (13)               -             33
                                                      --------    -----------    ----------------    -------------  -------------
         Net cash provided by (used in)
          investing activities                              -            (44)                (19)               -            (63)
                                                      --------    -----------    ----------------    -------------  -------------
Financing activities:
    Net repayments                                          -             (4)                (35)               -            (39)
    Dividends paid and other                              (10)             -                   -                -            (10)
                                                      --------    -----------    ----------------    -------------  -------------
         Net cash provided by (used in) financing
          activities                                      (10)            (4)                (35)               -            (49)
                                                      --------    -----------    ----------------    -------------  -------------
Net increase (decrease) in cash and cash equivalents       (5)           (42)                (10)               -            (57)
Cash and cash equivalents at beginning of period            9             40                  23                -             72
                                                      --------    -----------    ----------------    -------------  -------------
Cash and cash equivalents at end of period                $ 4           $ (2)               $ 13              $ -           $ 15
                                                      ========    ===========    ================    =============  =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary results for the three months and six months ended June 30, 2001 and 2000 for each segment are listed below ($ in millions):

                                                                       Three Months Ended June 30,
                                            --------------------------------------------------------------------------------------
                                                Integrated Steel              Metal Fabrication            Corporate and Other
                                            --------------------------    --------------------------    --------------------------
                                                   2001         2000             2001         2000              2001         2000
                                                   ----         ----             ----         ----              ----         ----
 Sales - Trade                                     $ 605        $ 862            $ 354        $ 448              $ -          $ -
         Intersegment                                 45           35                -            -                -            -
 Cost of products sold                               701          825              306          385                -            -
 Selling, general and administrative                  18           26               25           25                8            7
 Results of affiliates' operations                     2            -                -            -                -            3
 Write down of equity affiliate                        -            -                -            -                -           84
 Net interest expense                                  -            -                -            1               17           24
 Other (income) expense                               (1)         (53)               -           (4)              (1)           -
 Income (loss) before income taxes
      and items below                               (129)          28                7           27              (23)        (117)
 Special charges                                       -         (205)               -           (2)               -            -
 Reorganization and restructuring items              (69)           -                -            -              (10)           -
 Tons in thousands:
 Steel shipments - Trade                           1,526        1,771              419          502
                   Intersegment                      183           93
      Raw steel production                         1,939        2,168
Operating rate                                       86%         101%

                                                                           Six Months Ended June 30,
                                            --------------------------------------------------------------------------------------
                                                Integrated Steel              Metal Fabrication            Corporate and Other
                                            --------------------------    --------------------------    --------------------------
                                                   2001         2000             2001         2000             2001         2000
                                                   ----         ----             ----         ----             ----         ----
 Sales - Trade                                   $ 1,232      $ 1,785            $ 716        $ 880              $ -          $ -
         Intersegment                                 85           69                             -                -            -
 Cost of products sold                             1,434        1,700              628          756                -            -
 Selling, general and administrative                  39           50               51           52               14           14
 Results of affiliates' operations                     2            -                -           (1)               -            1
 Write down of equity affiliate                        -            -                -            -                -           84
 Net interest expense                                  -            -                -            1               31           48
 Other (income) expense                               (1)         (53)              (1)          (6)              (8)          (1)
 Income (loss) before income taxes
      and items below                               (274)          22                8           49              (37)        (146)
 Special charges                                       -         (205)               -           (2)               -            -
 Reorganization and restructuring items             (110)           -               (1)           -              (26)           -
 Tons in thousands:
 Steel shipments - Trade                           3,037        3,727              840          993
                   Intersegment                      344          191
      Raw steel production                         3,769        4,415
Operating rate                                       88%         102%


INTEGRATED STEEL

      Sales in the second quarter 2001 decreased due to 11% lower average selling prices on shipments that were 8% lower than the prior year quarter. In the first six months of 2001 sales decreased due to 14% lower shipments and 10% lower average steel selling prices compared to the prior year period.

      Cost of products sold as a percentage of sales increased in the 2001 periods primarily as a result of lower production volume and lower selling prices in the 2001 periods and the favorable settlement of an environmental insurance claim recorded in the second quarter of 2000.

      Raw steel production at the Company's steelmaking facilities decreased in the 2001 periods, primarily due to reduced operating levels as a result of lower demand.

      The Company follows American Iron and Steel Institute ("AISI") standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company's products exceeds production capability.

      Selling, general and administrative expenses in the 2001 periods were lower than the comparable 2000 periods' expenses primarily due to lower spending on professional fees and employment costs. Results of affiliates' operations in the 2001 periods reflects the write off of the Company's investment in MetalSite
L. P.

      Included in other income and expense in the second quarter of 2000 are gains of $53 million from the demutualization of Metropolitan Life Insurance Company and the sale of LTV's investment in Presque Isle Corporation, a limestone quarry facility.


METAL FABRICATION

      Sales in the 2001 periods decreased primarily due to lower shipments in the tubular products and metal buildings markets. Shipments decreased by 83,000 tons in the second quarter and 153,000 tons in the first half of 2001 over the same periods in the prior year. The sales decline was also due to lower average selling prices in the tubular products markets. Additionally, metal buildings sales were 22% lower and 21% lower for the three months and six months ended June 30, 2001, respectively, compared to the prior year periods.

      Cost of products sold as a percentage of sales increased in the 2001 periods primarily due to lower average selling prices and lower shipments.

      Selling, general and administrative expenses were about equal to the prior year periods.

CORPORATE AND OTHER

      Interest expense was lower in the 2001 periods due to the suspension of interest expense on the Company's undersecured debt during the bankruptcy proceedings of $15 million and $29 million for the second quarter and six months ended June 30, 2001, respectively.

      Results of the Trico Steel and CAL joint ventures were included in the results of affiliates' operations in the 2000 periods. Trico Steel was written off effective in the fourth quarter of 2000 because the Company determined that any recovery of its investment would be remote. The CAL investment was written down by $84 million to its fair value and sold in June 2000.

INCOME TAXES

      The cash taxes consist of state and foreign taxes and federal taxes including a less than 80% owned subsidiary that was sold on June 30, 2000. In all periods presented, the Company has recorded full valuation allowances to offset the non-cash tax benefit arising from the losses. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be "more likely than not" and, consequently, established a valuation reserve for all of its net deferred tax assets.

      The Company's ability to reduce its future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986. For the purpose of preserving LTV's ability to utilize its net operating loss carryforwards, Article Ninth of LTV's Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above. However, an "ownership change" may occur when the Company emerges from Chapter 11 and would limit the annual use of net operating loss carryforwards after emergence from bankruptcy.


LIQUIDITY AND FINANCIAL RESOURCES

     The Company's sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its debtor-in-possession facilities. Interest expense for the first six months of 2001 was $31 million. The accrual and payment of interest on the undersecured debt has been suspended. The contractual amount of interest not accrued at June 30, 2001 was $29 million. Availability under LTV's existing credit facilities at June 30, 2001 was $119 million.

     In 2001, cash provided by operating activities amounted to $50 million. Major uses of cash during 2001 were $42 million in capital expenditures.

     Since filing under Chapter 11, no dividends have been paid, no shares have been repurchased and the new debtor-in-possession facilities prohibit the payment of dividends on all preferred and common stock.

     Under the Company's debtor-in-possession credit facilities, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the terms of the debtor-in-possession credit facilities and the ability to obtain other financing. See Note 6 in the Notes to Consolidated Financial Statements for a complete description of the debtor-in-possession credit facilities and the related commitment reductions throughout the term of the credit facilities. As a result of these uncertainties, there can be no assurance existing or future sources of liquidity will be adequate.

     The Company expects that it will not meet the consolidated EBITDA covenant under its debtor-in -possession credit facilities as of July 31, 2001 and is currently negotiating a waiver or amendment with the lenders. If a waiver or amendment is not obtained, the Company's liquidity may be reduced.


     The Company expects to negotiate with its Revolving Credit Facility lenders a deferral of the scheduled September 30, 2001 commitment reduction of $100 million if it has not obtained additional funding under the Emergency
Steel Loan Guarantee Program by September 30, 2001.


OTHER ITEMS

      On July 9, 2001 the Company negotiated a modified labor agreement with the United Steelworkers of America ("USWA") effective as of August 1, 2001 and expiring on February 1, 2006. The agreement is expected to provide significant cost reductions through deferral of wage increases, flexible work rules, cost savings in active and retiree health care, and reduced employment levels. The agreement also permits LTV to borrow from the Voluntary Employee Beneficiary Association trust fund to pay health and life insurance benefits of USWA retirees from July 1, 2001 through the expiration of the modified labor agreement. The modified labor agreement becomes effective only if it is approved by the USWA, LTV's Board of Directors and the Bankruptcy Court. Additionally, the following conditions must be met prior to October 31, 2001 for the agreement to become effective: receipt by the Company of unrestricted availability of $250 million in addition to the current lending arrangements with final maturity no earlier than December 31, 2005 under the Emergency Steel Loan Guarantee Program; approval by the Pension Benefit Guaranty Corporation of new pension funding arrangements to allow the Company to reduce its annual pension funding obligations between 2001 and 2007 to levels that can be supported by the Company's cash flows based on reasonable forecasts; and an agreement by the Company and USWA on a program concerning the Company's Cleveland Works West Side facility. LTV's Board of Directors and the Bankruptcy Court approved the agreement in July 2001 and ratification is expected by USWA employees in August 2001.

      In April 2001, the Company announced its intention to permanently close the Direct Hot Charge Complex ("DHCC") and C-1 blast furnace of the West Side of the Cleveland Works. The DHCC, which has an annual raw steel capacity of about 2 million tons, consists of a basic oxygen furnace steelmaking shop, a continuous slab caster and hot strip mill. The facilities employ about 800 hourly and 100 salaried people. Approximately half of the affected employees will be eligible to retire. Under the modified labor agreement, the DHCC will remain on hot idle until October 31, 2001 while studies are conducted for possible future reuse of the facility. No shutdown costs have been accrued at June 30, 2001.

      In July 2001, LTV's largest customer, General Motors, announced its intention not to renew its supply agreement with the Company after expiration of the current agreement at the end of 2001. General Motors represented 9% of the total revenues of LTV in 2000. The Company anticipates replacing the potential loss of General Motors business with increased shipments to existing customers and selling to new customers.

      In April 2001, the Company announced the signing of a non-binding letter of intent to sell all of the assets of VP Buildings and certain related subsidiaries. The parties were unable to reach a final agreement. The Company subsequently announced that VP Buildings would be sold through a bankruptcy-process auction to be held on August 21, 2001. A number of parties have submitted initial bids in order to become qualified to participate in the auction. A sale is anticipated to be completed prior to the end of the year and any sale is subject to the approval of the Court.

      LTV recorded special charges of $409 million in 2000 for the closure of the LTV Steel Mining iron ore operation and a Cleveland tubing facility, and the impairment and write-down of an electroplating line and tin mill facilities. Spending against the reserve was $16 million in the first six months of 2001 with a balance remaining of $21 million at June 30, 2001. An additional $7 million provision was recorded as part of the reorganization and restructuring items in June 2001. On April 1, 2001, the Cleveland Cliffs Inc prepetition option agreement to purchase the LTV Steel Mining assets expired by its terms. LTV is currently negotiating a potential sale of the LTV Steel Mining assets.

         In the fourth quarter of 1998, a reserve of $55 million was recorded for the shutdown of cold roll finishing operations in the No. 2 finishing department at the Cleveland Works, recognition of an asset impairment at an electrogalvanizing joint venture, the shutdown of an electric-weld pipe line and a salaried workforce reduction. During the first six months of 2001, $1 million was charged to this reserve with a balance remaining at June 30, 2001 of $1 million.

      LTV established reserves for the cost of the closure and clean-up at the Pittsburgh coke plant in the third quarter of 1997. The Company charged $2 million against this reserve in 2001 with a balance remaining of $21 million at June 30, 2001.


ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

      LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean-up of environmental media such as soils and groundwater. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company's facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed. If, in the future, the Company were required to investigate and remediate any contamination at plant sites where hazardous wastes have been used pursuant to the Resource Conservation Recovery Act, the Company could be required to record additional liabilities. The Company is unable to make meaningful estimates of the cost of these potential liabilities at this time, but they could have a material adverse effect on LTV's interim or annual operating results and liquidity. Management does not believe that there would be a material adverse effect on LTV's financial position. In addition, certain environmental laws such as Superfund can impose liability for the entire cost of clean-up of contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of fault or the lawfulness of the original disposal activity. Permits and environmental controls are also required at LTV's facilities to reduce air and water pollution from certain operations; and these permits are subject to modification, renewal and revocation by issuing authorities. Additional permits may be required, or more onerous conditions may be imposed in our existing permits as a result of increases in production or modifications to certain of our facilities.

      The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome in the following environmental and litigation matters: approximately 1,750 asbestosis Ohio worker compensation claims filed since August 1, 1999 and a notice of violation issued in 1995 by the Indiana Department of Environmental Management alleging releases of contaminants onto and beneath the ground at the Indiana Harbor Works.

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

      The Company spent approximately $3 million and $9 million for environmental clean-up and related demolition costs at operating and idled facilities for the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, the Company has a recorded liability of $119 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean-up of contamination. The Company also spent approximately $2 million and $5 million in the first six months of 2001 and 2000 for environmental compliance-related capital projects and expects it will be required to spend an average of approximately $12 million annually in capital expenditures during the next five years to meet environmental standards.


OUTLOOK

      As was evidenced by all domestic integrated steel producers reporting losses for the six months ended June 30, 2001, demand across the steel industry and for LTV's Integrated Steel segment's products has softened and average selling prices continue to be weak. The Integrated Steel segment is pursuing aggressive cost reduction measures to be able to return to profitability. The Company has negotiated a tentative modified labor agreement with the USWA to permit the Company to restructure with significantly reduced costs in the future. The potential loss of General Motors as a customer could have a significant impact on the Company's business, however, the Company anticipates replacing the potential lost tonnage through increased shipments with existing customers and selling to new customers. The Metal Fabrication segment is experiencing lower shipment levels and softened demand due to the slower overall economic conditions in 2001.

      This report includes forward-looking statements. Our use of words such as "outlook," "anticipate," "believe," "estimate," "expect" and similar words is intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; availability of post petition financing; negative market and credit impact from the Chapter 11 filings; unanticipated expenses; substantial changes in financial markets; labor unrest; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or the timing and cost of completion of divestitures or shutdown of facilities. Due to material uncertainties, it is not possible to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of LTV or its subsidiaries.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

BANKRUPTCY FILINGS

         On December 29, 2000, LTV and 48 of its direct and indirect subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Ohio, Eastern Division, as described in LTV's periodic reports previously filed with the Securities and Exchange Commission.

UNITED STATES TRADE CASES

         2001 CASES

         Section 201 Investigation

         On June 22, 2001, President Bush requested the International Trade Commission ("ITC") to initiate an investigation under section 201 of the Trade Act of 1974 to determine whether certain steel products are being imported into the United States in such increased quantities as to be a substantial cause of serious injury, or the threat thereof, to the domestic industries producing like or directly competitive products. Upon completion of its investigation, the ITC will make a recommendation to President Bush regarding necessary relief, if any.

         1998 CASES

         Hot Rolled Steel Cases

         In September 1998, LTV Steel joined with eleven other domestic steel producers, the United Steel Workers of America and the Independent Steel Workers Union in filing antidumping and/or countervailing duty petitions against several countries, including Russia and Brazil, that are described in LTV's periodic reports previously filed with the SEC. Despite the U. S. Department of Commerce's ("DOC") issuance of substantial final dumping determinations against imports from Russia and Brazil, the DOC entered into a suspension agreement with both countries. LTV Steel, along with other domestic integrated producers, filed suit in the Court of International Trade ("CIT") to nullify these agreements.

         With respect to Russia, the CIT held that the DOC failed to articulate legal standards for determining when a suspension agreement is in the public interest and whether the suspension agreement prevents price suppression or undercutting. In July 2001, the parties once again presented oral arguments to the CIT regarding the proper legal standards and are now awaiting a ruling by the CIT.

         With respect to Brazil, the CIT held that the DOC failed to give appropriate consideration to the domestic industry's comments opposing the Brazilian suspension agreement and will remand to the DOC for further determinations. The parties are awaiting those determinations.

         LTV Steel is continuing to monitor the surge in unfairly traded imports and its effect on our operations, and anticipates that additional unfair trade cases may be filed or other relief requested.

ENVIRONMENTAL PROCEEDINGS

         Indiana Harbor Works. As a result of a multi-media environmental inspection of the Indiana Harbor works in June and July 2000 by the Environmental Protection Agency ("EPA") and the Indiana Department of Environmental Management ("IDEM") described in LTV's periodic reports previously filed with the SEC, the EPA recently advised LTV Steel that it has identified alleged violations of the Clean Water Act, the Clean Air Act, The Toxic Substances Control Act and the Resource Conservation and Recovery Act ("RCRA") at the Indiana Harbor Works. At the same time, the EPA notified LTV Steel that it will pursue having LTV Steel undertake at the Indiana Harbor Works corrective action under RCRA. LTV has disputed many of the EPA's findings, including the justification offered for the corrective action demand. The EPA and LTV Steel have agreed to exchange information and continue to meet in an effort to settle the issues which have been raised.

         In July 2001, IDEM notified LTV Steel of alleged violations of air quality standards at the Indiana Harbor Works sinter plant, the H-3 and H-4 blast furnaces and the basic oxygen furnace shop. IDEM proposed an Agreed Order to deal with the alleged violations, which contemplates that certain air quality control equipment would be installed and a civil penalty of $305,000 paid. LTV Steel is of the view that IDEM's proposals for dealing with the alleged violations and the proposed civil penalty are not justified and expects to meet with IDEM to discuss alternative solutions to the problems IDEM has identified.

         State of Ohio. As a result of changes in operations at LTV Steel's Cleveland Works, it has been determined that certain of the planned modifications to the Cleveland Works water quality control facilities, at an estimated cost of $1.6 million, are not required. LTV Steel is in discussions with the Ohio Attorney General's Office and the Ohio EPA for the purpose of modifying those provisions of the consent agreement described in LTV's periodic reports previously filed with the SEC pursuant to which the modifications were to be implemented, so as to take into account the changed circumstances.

OTHER

         Since August 1, 1999, approximately 1,750 asbestosis Ohio workers' compensation claims have been filed against LTV Steel, the majority of which were filed on behalf of retired employees who worked at facilities that were closed in the early 1980's. LTV anticipates that additional claims may be filed.

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

ITEM 6. EXHIBITS AND REPORTS ON 8-K.

(a)      Exhibits

         None


(b)      Reports on Form 8-K

         Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on May 22, 2001, filing the summary financial information of The LTV Corporation and 48 of its direct and indirect subsidiaries for the month and year-to-date ended April 30, 2001.

         Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on June 21, 2001, filing the summary financial information of The LTV Corporation and 48 of its direct and indirect subsidiaries for the month and year-to-date ended May 31, 2001.

         Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on July 31, 2001, filing the summary financial information of The LTV Corporation and 48 of its direct and indirect subsidiaries for the month and year-to-date ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              THE LTV CORPORATION
                                 ------------------------------------------
                                                 (Registrant)




                                 By /s/ George T. Henning
                                    -----------------------------------------
                                                George T. Henning
                                               Vice President and
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)






Date:               August 14, 2001
         -----------------------------------