Form 10-Q
period 2001-09-30
LTV CORP
filed 2001-10-30
CIK 60731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File No. 1-4368

THE LTV CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1070950 (IRS Employer Identification No.)

200 Public Square Cleveland, Ohio (Address of principal executive offices)	44114-2308 (Zip Code)

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

104,683,191 shares of common stock
(as of September 30, 2001)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE LTV CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales	$847	$1,200	$2,795	$3,865
Costs and expenses:
Cost of products sold	888	1,106	2,865	3,493
Depreciation and amortization	73	81	220	245
Selling, general and administrative	44	61	148	177
Results of affiliates’ operations	—	9	2	9
Loss on writedown of equity affiliate	—	—	—	84
Net interest expense	14	24	45	73
Other (income) expense	—	(4)	(10)	(64)
Special charges	—	—	—	207
Reorganization and restructuring items	126	—	263	—

Total	1,145	1,277	3,533	4,224

Loss before income taxes	(298)	(77)	(738)	(359)
Income tax provision	(3)	(3)	(9)	(9)

Loss before extraordinary loss	(301)	(80)	(747)	(368)
Extraordinary loss on early extinguishment of debt	(2)	—	(4)	—

Net loss	$(303)	$(80)	$(751)	$(368)

Dividends on preferred stock	(2)	(2)	(6)	(7)
Net loss to common shareholders	$(305)	$(82)	$(757)	$(375)

Loss per share:
Basic and diluted
Loss before extraordinary loss	$(2.89)	$(0.82)	$(7.20)	$(3.75)
Extraordinary loss	(0.02)	—	(0.04)	—

Net loss	$(2.91)	$(0.82)	$(7.24)	$(3.75)

Average shares outstanding
Basic and diluted	105	100	104	100

Cash dividends per common share	$—	$0.03	$—	$0.09

See notes to consolidated financial statements.

THE LTV CORPORATION

CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	September 30,	December 31,
	2001	2000

ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$66	$68
Receivables, less allowance for doubtful accounts	390	495
Inventories:
Products	572	690
Materials, purchased parts and supplies	123	281

Total inventories	695	971
Prepaid expenses, deposits and other	29	25

Total current assets	1,180	1,559

Investments in and advances to affiliates	98	106
Goodwill and other intangibles, net of accumulated amortization	230	338
Other noncurrent assets	75	106
Property, plant and equipment	4,491	4,554
Allowance for depreciation	(1,469)	(1,305)

Total property, plant and equipment	3,022	3,249

	$4,605	$5,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$117	$45
Accrued employee compensation and benefits	82	56
Other accrued liabilities	110	53
Secured debt in default	558	667

Total current liabilities	867	821

Noncurrent liabilities
Postemployment health care and other insurance benefits	45	46
Pension benefits	4	4
Other	36	52

Total noncurrent liabilities	85	102

Liabilities subject to compromise	3,806	3,858
Shareholders’ equity
Preferred stock
Series A Cumulative Convertible (aggregate liquidation value $62	1	2
in 2001 and $80 in 2000)
Series B Convertible (aggregate liquidation value $50)	1	1
Common stock (par value $0.50 per share)	55	53
Additional paid-in capital	1,098	1,101
Retained deficit	(1,260)	(509)
Treasury stock (5 million shares at cost)	(64)	(65)
Other comprehensive income (loss) and other	16	(6)

Total shareholders’ equity (deficit)	(153)	577

	$4,605	$5,358

See notes to consolidated financial statements.

THE LTV CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Operating activities
Net loss	$(751)	$(368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary loss	4	—
Gain on sale of business	—	(26)
Noncash special charges and write down of equity affiliate	—	291
Depreciation and amortization	220	245
Pension funding less than related expense	42	17
Postemployment benefit payments more than related expense	(20)	(22)
VEBA trust recoveries (funding)	26	(10)
Reorganization and restructuring items	263	—
Less: payments on reorganization and restructuring items	(32)	—
Changes in assets, liabilities and other	332	(47)

Net cash provided by operating activities	84	80

Investing activities
Capital expenditures	(58)	(188)
Investments in and advances to steel-related businesses	(13)	(23)
Proceeds from reorganization — sale of business	106	—
Proceeds from sale of business	—	31
Proceeds from sale / leaseback and other	(7)	27

Net cash used in investing activities	28	(153)

Financing activities
Net borrowings (repayments)	(106)	61
Deferred financing fees	(8)	—
Dividends paid and other	—	(15)

Net cash used in financing activities	(114)	46

Net decrease in cash and cash equivalents	(2)	(27)
Cash and cash equivalents at beginning of period	68	72

Cash and cash equivalents at end of period	$66	$45

Supplemental cash flow information is presented as follows:
Interest payments	$48	$78
Income tax payments	3	11
Capitalized interest	4	11
Borrowings under credit facilities	4,555	3,544
Payments on borrowings under credit facilities	(4,661)	(3,483)

See notes to consolidated financial statements.

THE LTV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE (1) - On December 29, 2000, The LTV Corporation (“LTV” or the “Company”) and forty-eight of its wholly owned subsidiaries (collectively, the “Debtors”), which include its principal operating subsidiaries, LTV Steel Company, Inc. (“LTV Steel”) and Copperweld Corporation (“Copperweld”) and the former operating subsidiary, VP Buildings, Inc. (“VP Buildings”), filed voluntary petitions for reorganization under Chapter 11 (“Chapter 11”) of the Federal Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division (“Court”). The Company is managing its business as debtor-in-possession subject to Court approval.

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

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that do not have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt these statements effective January 1, 2002. Amortization of goodwill totaled $10 million for the year 2000.

     In July 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this statement effective January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” that supersedes SFAS No. 121 “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company is required to adopt this statement effective January 1, 2002. The effect of adoption of all these new pronouncements has not yet been determined.

NOTE (2) - Total comprehensive loss for the three months ended September 30, 2001 and 2000 totaled $305 million and $82 million, respectively. Total comprehensive loss for the nine months ended September 30, 2001 and 2000 totaled $737 million and $373 million, respectively. On January 1, 2001, the Company adopted SFAS No. 133, as amended, which resulted in a transitional cumulative adjustment of $50 million of other comprehensive income for futures contracts that were sold in 2000. A total of $21 million of the transitional adjustment was reclassified to the Consolidated Statement of Operations as a reduction of cost of products sold in the nine months ended September 30, 2001. Approximately $14 million is anticipated to be reclassified to the statement of operations during the next twelve months. The other comprehensive loss included in the balance sheet at September 30, 2000 was $5 million, with no material changes since December 31, 1999.

NOTE (3) - Liabilities of the Company that existed at the time of the filing of the petition under Chapter 11 on December 29, 2000 are classified as liabilities subject to compromise. With the exception of the Company’s secured debt and liabilities of non-filing subsidiaries, all liabilities as of the filing date were classified as liabilities subject to compromise and have been deferred. The Court authorized payments of wages and certain employee benefits and limited other prepetition obligations. Current year provisions for retiree obligations are included as prepetition obligations. Payments of prepetition obligations in 2001 of $227 million were primarily for wages, active and retiree healthcare, other employee related costs (including withholdings) and certain other limited obligations (including environmental and plant shutdown). Liabilities subject to compromise at September 30, 2001 and December 31, 2000 were as follows (in millions):

	September 30,	December 31,
	2001	2000

Postemployment health care and other insurance benefits	$1,574	$1,593
Pension benefits	701	642
Undersecured debt	572	572
Accounts payable	320	363
Accrued employee compensation and benefits	166	213
Environmental and plant rationalization	126	161
Benefits under the Coal Industry Retiree Health Benefit Act of 1992	133	130
Accrued taxes other than income	104	85
Accrued income taxes	25	27
Other	85	72

	$3,806	$3,858

NOTE (4) - The following unaudited condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7 (in millions):

Statement of Operations	September 30, 2001

	Three Months Ended	Nine Months Ended

Sales	$818	$2,548
Costs and expenses:
Cost of products sold	871	2,659
Depreciation and amortization	68	207
Selling, general and administrative	41	137
Net interest expense	12	35
Other (income) expense	—	(6)
Reorganization and restructuring items	126	263

Total	1,118	3,295

Loss before income taxes	(300)	(747)
Income tax provision	(2)	(7)

Loss before extraordinary loss	(302)	(754)
Extraordinary loss on early extinguishment of debt	(2)	(4)

Net loss	$(304)	$(758)

Balance Sheet	September 30,	December 31,
	2001	2000

Cash and cash equivalents	$49	$55
Accounts receivable, net	343	72
Intercompany receivable, net	31	941
Inventories	666	124
Prepaid expenses	21	22

Total current assets	1,110	1,214

Goodwill and other intangibles	234	334
Investments in non-Debtor subsidiaries	174	192
Other noncurrent assets	59	94
Property, plant and equipment, net	2,907	3,124

	$4,484	$4,958

Accounts payable and accrued liabilities	$270	$96
Secured debt in default	558	402

Total current liabilities	828	498

Other noncurrent liabilities	10	25
Liabilities subject to compromise	3,806	3,858
Shareholders’ equity	(160)	577

	$4,484	$4,958

Statement of Cash Flows	Nine Months Ended
September 30, 2001

Operating activities
Net loss	$(758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary loss	4
Depreciation and amortization	207
Pension funding less than related expense	40
Postemployment benefit payments more than related expense	(22)
VEBA trust recoveries	26
Reorganization and restructuring items	263
Less: payments against reorganization and restructuring items	(32)
Changes in assets, liabilities and other	72

Net cash used by operating activities	(200)

Investing activities
Capital expenditures	(48)
Investments in steel-related businesses	(13)
Proceeds from reorganization — sale of business	106

Net cash provided by investing activities	45

Financing activities
Net borrowings under credit facilities	157
Deferred financing fees	(8)

Net cash provided by investing activities	149

Net decrease in cash and cash equivalents	(6)
Cash and cash equivalents at beginning of period	55

Cash and cash equivalents at end of period	$49

NOTE (5) - LTV operates in three reportable segments: Integrated Steel, Metal Fabrication and Corporate and Other. Integrated Steel manufactures and sells a diversified line of carbon flat rolled steel products consisting of hot rolled and cold rolled sheet and galvanized products. The tin mill facilities were sold on March 1, 2001 to the U. S. Steel Group of the USX Corporation pursuant to an agreement made with USX Corporation in October 2000 and subsequently approved by the Court in February 2001. Integrated Steel sales are made primarily to the domestic transportation, appliance, and electrical equipment markets. The product lines of the Metal Fabrication segment include pipe, conduit, mechanical and structural tubular products for use in transportation, agriculture, oil and gas, and construction industries and bimetallic wire for the telecommunications and utilities industries. In September 2001, LTV completed the sale of VP Buildings, a metal buildings systems manufacturer, which was included in the Metal Fabrication segment. Corporate and Other consists of corporate investments and related income and expenses and in 2000 included the results of two steel technology joint ventures, Trico Steel Company L.L.C. (“Trico Steel”) and Cliffs and Associates Limited (“CAL”). The Trico Steel investment was written off effective in the fourth quarter of 2000 because Trico Steel ceased operations and filed for protection under Chapter 11 of the Bankruptcy Code. As a result, the Company determined that any recovery of its investment in Trico Steel would be remote. The CAL investment was sold on June 30, 2000. The results of the ventures are included in the prior year through those dates, respectively.

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

For the three months ended September 30,		2001				2000

(dollars in millions)	Integrated	Metal	Corporate		Integrated	Metal	Corporate
	Steel	Fabrication	& Other	Total	Steel	Fabrication	& Other	Total

Trade sales	$521	$326	$—	$847	$777	$423	$—	$1,200
Intersegment sales	35	—	—	35	36	—	—	36
Segment income (loss) before income taxes and special items	(153)	2	(21)	(172)	(48)	13	(42)	(77)
Reorganization and restructuring items	8	(125)	(9)	(126)	—	—	—	—

For the nine months ended September 30,		2001				2000

(dollars in millions)	Integrated	Metal	Corporate		Integrated	Metal	Corporate
	Steel	Fabrication	& Other	Total	Steel	Fabrication	& Other	Total

Trade sales	$1,753	$1,042	$—	$2,795	$2,562	$1,303	$—	$3,865
Intersegment sales	120	—	—	120	105	—	—	105
Segment income (loss) before income taxes and special items	(427)	10	(58)	(475)	(25)	61	(188)	(152)
Special charges	—	—	—	—	(205)	(2)	—	(207)
Reorganization and restructuring items	(102)	(126)	(35)	(263)	—	—	—	—
Total Assets	3,130	500	1,412	5,042	3,872	688	2,807	7,367

Total Assets				5,042				7,367
Less: Intersegment eliminations				(437)				(1,557)

				$4,605				$5,810

NOTE (6) - On March 20, 2001, the Court approved two new debtor-in-possession financing facilities that were closed on April 9, 2001. The first facility was a $100 million financing facility for working capital purposes. Outstanding borrowings were repaid from the proceeds of the sale of VP Buildings on September 19, 2001 and the facility was terminated. An extraordinary loss of $2 million from early termination of this facility was recorded in the third quarter 2001.

     The second facility is a Secured Revolving Credit Facility (“Revolving Credit Facility”) which replaced the Company’s receivables and inventory facilities. The obligation is guaranteed by the direct and indirect subsidiaries of LTV that have filed for bankruptcy. The original commitment under the Revolving Credit Facility was $582 million. The current commitment, after a mandatory permanent commitment reduction of $100 million on September 30, 2001 is $482 million and may be further limited by amounts of receivables and inventories. In addition, the commitment amount under the Revolving Credit Facility is scheduled to be further reduced by $100 million on December 31, 2001 and by an additional $200 million on March 31, 2002. Of the total commitment as of September 30, 2001, $123 million may be used for standby letters of credit. Borrowings under the Revolving Credit Facility will be required to be repaid in full and the commitment will terminate on the earlier of June 30, 2002 or the substantial consummation of a plan of reorganization that is confirmed by the Court or any other court having jurisdiction over the Chapter 11 proceedings.

Substantially all of LTV Steel’s and Georgia Tubing Corporation’s (a wholly owned subsidiary of LTV) receivables and inventories and the receivables of Welded Tube and Copperweld’s domestic subsidiaries are pledged as collateral. In addition, the lenders have a first priority lien on the Company’s integrated steel plant in Hennepin, Illinois (the “Hennepin Plant”) equal to $28 million and a junior lien on all other assets of the debtors pledged under the Company’s five-year secured term loan of $225 million (the “Secured Facility”), which has outstanding principal of $194 million at September 30, 2001. Upon the sale of any integrated steel asset other than the Hennepin Plant, 50% of the net cash proceeds shall be applied to permanently reduce the then current commitment, if any, under the Revolving Credit Facility.

     Interest under the Revolving Credit Facility is, at the Company’s option, the Alternate Base Rate (which is the greater of the prime rate, a base CD rate (as defined) plus 1.0% or the Federal Funds Effective Rate plus 0.5%) plus 1.5% or LIBOR plus 2.5%. Interest is payable monthly. The Company is required to meet certain covenants relating to cumulative EBITDA and capital expenditures, minimum liquidity and is prohibited from paying dividends. On October 1, 2001, the Company and the Lenders entered into a limited waiver of the cumulative EBITDA and minimum liquidity covenants, which expires on October 31, 2001. The lenders have agreed to waive the EBITDA covenant requirement through November 15, 2001. The Company is currently negotiating a further waiver or amendment with the lenders.

NOTE (7) - In September 2001, LTV completed the sale of substantially all of the assets and liabilities of its metal buildings systems business, VP Buildings, resulting in a loss of $125 million subject to final working capital adjustments. Net proceeds of $106 million were used to paydown the debtor-in-possession facilities.

NOTE (8) - The Company sold the assets of LTV Steel Mining Company, an idled ore mining operation in Minnesota for $25 million in cash and the assumption by the purchasers of environmental and certain other liabilities. The sale was approved by the Court on October 23, 2001 and completed on October 29, 2001. As a result of this sale, LTV’s third quarter 2001 results include an adjustment to recognize the change in the fair value of LTV Steel Mining property, plant and equipment and the corresponding adjustments to other shutdown accruals resulting in a net gain of $8 million.

NOTE (9) - Pursuant to SOP 90-7, provisions for gains and losses resulting from the reorganization and restructuring of the business are reported in the Consolidated Statement of Operations separately as reorganization and restructuring items. Amounts were recorded as follows (in millions):

	September 30, 2001

	Three months	Nine months
	ended	ended

Sale of tin mill facilities	$—	$39
Sale of VP Buildings	125	125
Rejection of executory contracts and abandonment of capitalized software	4	63
LTV Steel Mining shutdown	(12)	(5)
Salaried employee termination costs	—	6
Chapter 11 administrative expenses, including professional fees	9	37
Interest income	—	(2)

Net gains (losses) resulting from reorganization and restructuring items	$126	$263

NOTE (10) - All of LTV’s existing subsidiaries, including Copperweld and Welded Tube, and future domestic wholly owned subsidiaries of LTV (other than certain unrestricted subsidiaries and special purpose subsidiaries established for working capital facilities) fully and unconditionally, jointly and severally guarantee LTV’s obligation to pay principal, premium, if any, and interest with respect to the 11.75% Senior Notes due October 2009, the 8.2% Senior Notes due September 2007 and the Secured Facility.

     The following supplemental condensed consolidating financial statements of The LTV Corporation present (in millions): balance sheets as of September 30, 2001 and December 31, 2000; statements of operations for the three months and nine months ended September 30, 2001 and 2000; and statements of cash flows for the nine months ended September 30, 2001 and 2000. The LTV Corporation (Parent), the Guarantors and Non-Guarantor Subsidiaries’ investments in subsidiaries are accounted for using the equity method. Necessary elimination entries have been made to consolidate the Parent and all of its subsidiaries.

Condensed Consolidating Balance Sheet
(in millions)

	September 30, 2001

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$48	$14	$4	$—	$66
Receivables	—	345	45	—	390
Inventories	—	667	28	—	695
Other current assets	14	13	2	—	29

Total current assets	62	1,039	79	—	1,180

Intercompany, net	1,224	820	(39)	(2,005)	—
Goodwill and other intangibles	—	228	2	—	230
Investments and other noncurrent assets	(217)	199	9	182	173
Property, plant and equipment, net	—	2,926	96	—	3,022

Total assets	$1,069	$5,212	$147	$(1,823)	$4,605

Accounts payable and accrued liabilities	$9	$267	$33	$—	$309
Secured debt in default	—	558	—	—	558

Total current liabilities	9	825	33	—	867

Postemployment health care and other insurance benefits	—	35	10	—	45
Pension benefits	—	1	3	—	4
Other	—	12	24	—	36
Liabilities subject to compromise	33	3,773	—	—	3,806
Liabilities subject to compromise — Intercompany	1,180	825	—	(2,005)	—
Shareholders’ equity	(153)	(259)	77	182	(153)

Total liabilities and shareholders’ equity	$1,069	$5,212	$147	$(1,823)	$4,605

	December 31, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$39	$17	$12	$—	$68
Receivables	3	72	420	—	495
Inventories	—	125	846	—	971
Other current assets	1	21	3	—	25

Total current assets	43	235	1,281	—	1,559

Intercompany, net	1,307	900	(754)	(1,453)	—
Goodwill and other intangibles	—	334	4	—	338
Investments and other noncurrent assets	449	221	12	(470)	212
Property, plant and equipment, net	—	3,145	104	—	3,249

Total assets	$1,799	$4,835	$647	$(1,923)	$5,358

Accounts payable and accrued liabilities	$—	$103	$51	$—	$154
Secured debt in default	—	197	470	—	667

Total current liabilities	—	300	521	—	821

Postemployment health care and other insurance benefits	—	35	11	—	46
Pension benefits	—	1	3	—	4
Other	—	27	25	—	52
Liabilities subject to compromise	39	3,819	—		3,858
Liabilities subject to compromise — Intercompany	1,183	270	—	(1,453)	—
Shareholders’ equity	577	383	87	(470)	577

Total liabilities and shareholders’ equity	$1,799	$4,835	$647	$(1,923)	$5,358

Condensed Consolidating Statement of Operations
(in millions)

	Three Months Ended September 30, 2001

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$777	$82	$(12)	$847
Costs and expenses:
Cost of products sold	—	828	72	(12)	888
Depreciation and amortization	—	70	3	—	73
Selling, general and administrative	5	36	3	—	44
Results of affiliates’ operations	281	(4)	—	(277)	—
Net interest and other (income) expense	6	10	(2)	—	14
Reorganization and restructuring items	9	117	—	—	126

Total	301	1,057	76	(289)	1,145

Income (loss) before income taxes	(301)	(280)	6	277	(298)
Income tax provision	(2)	—	(1)	—	(3)

Income loss before extraordinary loss	(303)	(280)	5	277	(301)
Extraordinary loss on early extinguishment of debt	—	(2)	—	—	(2)

Net income (loss)	$(303)	$(282)	$5	$277	$(303)

	Three Months Ended September 30, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,121	$926	$(847)	$1,200
Costs and expenses:
Cost of products sold	—	1,010	943	(847)	1,106
Depreciation and amortization	—	76	5	—	81
Selling, general and administrative	4	53	4	—	61
Results of affiliates’ operations	88	64	—	(143)	9
Net interest and other (income) expense	(16)	8	28	—	20

Total	76	1,211	980	(990)	1,277

Income (loss) before income taxes	(76)	(90)	(54)	143	(77)
Income tax provision	(4)	—	1	—	(3)

Net income (loss)	$(80)	$(90)	$(53)	$143	$(80)

Condensed Consolidating Statement of Operations
(in millions)

	Nine Months Ended September 30, 2001

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,554	$278	$(37)	$2,795
Costs and expenses:
Cost of products sold	—	2,658	244	(37)	2,865
Depreciation and amortization	—	210	10	—	220
Selling, general and administrative	19	118	11	—	148
Results of affiliates’ operations	688	—	—	(686)	2
Net interest and other (income) expense	—	25	10	—	35
Reorganization and restructuring items	36	227	—	—	263

Total	743	3,238	275	(723)	3,533

Income (loss) before income taxes	(743)	(684)	3	686	(738)
Income tax provision	(8)	—	(1)	—	(9)

Income (loss) before extraordinary loss	(751)	(684)	2	686	(747)
Extraordinary loss on early extinguishment of debt	—	(2)	(2)	—	(4)

Net income (loss)	$(751)	$(686)	$—	$686	$(751)

	Nine Months Ended September 30, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,579	$3,058	$(2,772)	$3,865
Costs and expenses:
Cost of products sold	—	3,247	3,018	(2,772)	3,493
Depreciation and amortization	—	235	10	—	245
Selling, general and administrative	8	158	11	—	177
Results of affiliates’ operations	316	77	—	(468)	(75)
Loss on write down of equity affiliate	84	84	—	—	168
Net interest and other (income) expense	(46)	(23)	78	—	9
Special charges	—	207	—	—	207

Total	362	3,985	3,117	(3,240)	4,224

Income (loss) before income taxes	(362)	(406)	(59)	468	(359)
Income tax provision	(6)	—	(3)	—	(9)

Net income (loss)	$(368)	$(406)	$(62)	$468	$(368)

Condensed Consolidating Cash Flows Statement
(in millions)

	Nine Months Ended September 30, 2001

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(89)	$(298)	$471	$—	$84
Investing activities:
Capital expenditures	—	(49)	(9)	—	(58)
Investments in steel-related businesses	—	(13)	—	—	(13)
Proceeds from reorganization — sale of business	106	—	—	—	106
Other	—	(7)	—	—	(7)

Net cash provided by (used in) investing activities	106	(69)	(9)	—	28

Financing activities:
Net borrowings/(repayments)	—	364	(470)	—	(106)
Deferred financing fees	(8)	—	—	—	(8)

Net cash provided by (used in) financing activities	(8)	364	(470)	—	(114)

Net increase (decrease) in cash and cash equivalents	9	(3)	(8)	—	(2)
Cash and cash equivalents at beginning of period	39	17	12	—	68

Cash and cash equivalents at end of period	$48	$14	$4	$—	$66

		Nine Months Ended September 30, 2000

			Non-Guarantor
	Parent	Guarantor	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$25	$123	$(68)	$—	$80
Investing activities:
Capital expenditures	—	(179)	(9)	—	(188)
Investments in affiliates	—	(23)	—	—	(23)
Proceeds from sale of business	—	31	—	—	31
Proceeds from sale / leaseback and other	—	49	(22)	—	27

Net cash provided by (used in) investing activities	—	(122)	(31)	—	(153)

Financing activities:
Net borrowings/(repayments)	—	(34)	95	—	61
Dividends paid and other	(15)	—	—	—	(15)

Net cash provided by (used in) financing activities	(15)	(34)	95	—	46

Net increase (decrease) in cash and cash equivalents	10	(33)	(4)	—	(27)
Cash and cash equivalents at beginning of period	9	40	23	—	72

Cash and cash equivalents at end of period	$19	$7	$19	$—	$45

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary results for the three months and nine months ended September 30, 2001 and 2000 for each segment are listed below ($ in millions):

	Three Months Ended September 30,

	Integrated Steel		Metal Fabrication		Corporate and Other

	2001	2000	2001	2000	2001	2000

Sales — Trade	$521	$777	$326	$423	$—	$—
Intersegment	35	36	—	—	—	—
Cost of products sold	636	773	287	369	—	—
Selling, general and administrative	15	25	23	27	6	9
Results of affiliates’ operations	—	—	—	(1)	—	10
Net interest expense	—	—	—	—	14	24
Other (income) expense	1	(3)	—	—	(1)	(1)
Income (loss) before income taxes and items below	(153)	(48)	2	13	(21)	(42)
Reorganization and restructuring items	8	—	(125)	—	(9)	—
Tons in thousands:
Steel shipments — Trade	1,349	1,688	391	448
Intersegment	141	111
Raw steel production	1,668	2,053
Operating rate	77%	94%

	Nine Months Ended September 30,

	Integrated Steel		Metal Fabrication		Corporate and Other

	2001	2000	2001	2000	2001	2000

Sales — Trade	$1,753	$2,562	$1,042	$1,303	$—	$—
Intersegment	120	105	—	—	—	—
Cost of products sold	2,070	2,473	915	1,125	—	—
Selling, general and administrative	54	75	74	79	20	23
Results of affiliates’ operations	2	—	—	(2)	—	11
Write down of equity affiliate	—	—	—	—	—	84
Net interest expense	—	—	—	—	45	73
Other (income) expense	—	(56)	(1)	(5)	(9)	(3)
Income (loss) before income taxes and items below	(427)	(25)	10	61	(58)	(188)
Special charges	—	(205)	—	(2)	—	—
Reorganization and restructuring items	(102)	—	(126)	—	(35)	—
Tons in thousands:
Steel shipments — Trade	4,386	5,415	1,231	1,441
Intersegment	485	302
Raw steel production	5,437	6,468
Operating rate	84%	100%

Integrated Steel

     Sales in the third quarter 2001 decreased due to 10% lower average selling prices on shipments that were 17% lower than the prior year quarter. In the first nine months of 2001 sales decreased due to 15% lower shipments and 10% lower average steel selling prices compared to the prior year period.

     Cost of products sold as a percentage of sales increased in the 2001 periods primarily as a result of the impact of lower production volume on fixed costs and lower selling prices in the 2001 periods.

     Raw steel production at the Company’s steelmaking facilities decreased in the 2001 periods, primarily due to reduced operating levels as a result of lower demand and the idling of the Direct Hot Charge Complex (“DHCC”) and C-1 blast furnace of the West Side of the Cleveland Works in June 2001.

     The Company follows American Iron and Steel Institute (“AISI”) standards in calculating its maximum operating rate based on 95% of blast furnace capacity, which recognizes the average effect of blast furnace relines. Steel production may be supplemented with purchases of semifinished steel when demand for the Company’s products exceeds production capability.

     Selling, general and administrative expenses in the 2001 periods were lower than the comparable 2000 periods’ expenses primarily due to lower spending on employment costs and professional fees. Results of affiliates’ operations in the nine months ended September 30, 2001 reflects the write off of the Company’s investment in MetalSite L. P.

     Included in other income and expense in the nine months ended September 30, 2000 are gains of $53 million from the demutualization of Metropolitan Life Insurance Company and the sale of LTV’s investment in Presque Isle Corporation, a limestone quarry facility.

Metal Fabrication

     Sales in the 2001 periods decreased primarily due to lower shipments in the tubular products and metal buildings markets. Shipments decreased by 57,000 tons in the third quarter and 210,000 tons in the nine months ended September 30, 2001 over the same periods in the prior year. The sales decline was also due to lower average selling prices in the tubular products markets. Additionally, metal buildings sales were 33% lower and 25% lower for the three months and nine months ended September 30, 2001, respectively, compared to the prior year periods. The metal buildings business, VP Buildings, was sold on September 19, 2001 and results are reflected through that date.

     Cost of products sold as a percentage of sales increased in the 2001 periods primarily due to lower average selling prices and lower shipments.

     Selling, general and administrative expenses were about equal to the prior year periods.

Corporate and Other

     Interest expense was lower in the 2001 periods due to the suspension of interest expense on the Company’s undersecured debt during the bankruptcy proceedings of $15 million and $44 million for the third quarter and nine months ended September 30, 2001, respectively.

     Results of the Trico Steel and CAL joint ventures were included in the results of affiliates’ operations in the 2000 periods. Trico Steel was written off effective in the fourth quarter of 2000 because the Company determined that any recovery of its investment would be remote. The CAL investment was written down by $84 million to its fair value and sold in June 2000.

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

     The Company’s ability to reduce its future income tax payments through the use of net operating loss carryforwards could be significantly limited on an annual basis if the Company were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986. For the purpose of preserving LTV’s ability to utilize its net operating loss carryforwards, Article Ninth of LTV’s Restated Certificate of Incorporation prohibits, with certain limited exceptions, any unapproved acquisition of common stock that would cause the ownership interest percentage of the acquirer or any other person to increase to 4.5% or above. However, an “ownership change” may occur when the Company emerges from Chapter 11 and would limit the annual use of net operating loss carryforwards after emergence from bankruptcy.

LIQUIDITY AND FINANCIAL RESOURCES

     The Company’s sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its debtor-in-possession facility. Interest expense for the first nine months of 2001 was $45 million. The accrual and payment of interest on the undersecured debt has been suspended. The contractual amount of interest not accrued at September 30, 2001 was $44 million. The Company’s total liquidity, which includes the amount available under the $482 million commitment under the Revolving Credit Facility, and cash at September 30, 2001 was $ 85 million.

     For the nine months ended September 30, 2001, cash provided by operating activities amounted to $84 million. Major uses of cash during 2001 were $58 million in capital expenditures. Net proceeds of $106 million from the sale of VP Buildings were used to paydown the debtor-in-possession facilities, coinciding with a scheduled September 30, 2001 commitment reduction of $100 million under the Revolving Credit Facility. The Working Capital Facility was terminated following its paydown from the net proceeds of the VP Buildings sale.

     Since filing under Chapter 11, no dividends have been paid, no shares have been repurchased and the new debtor-in-possession facilities prohibit the payment of dividends on all preferred and common stock.

     Under the Company’s debtor-in-possession credit facility, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the terms of the debtor-in-possession credit facility and the ability to obtain other financing. See Note 6 in the Notes to Consolidated Financial Statements for a complete description of the debtor-in-possession credit facility and the related commitment reductions throughout the term of the credit facility. Liquidity also may be impacted by, among other things, the market prices and demand for the Company’s products, the availability and amount of trade credit and other business and operational issues. As a result of these uncertainties, there can be no assurance existing or future sources of liquidity will be adequate. In September 2001, the Company submitted an application through local banks for a $250 million loan under the Federal Emergency Steel Loan Guarantee Program. The Federal Emergency Steel Loan Guarantee Board must approve the loan application and an approval and timely funding of the loan are essential to the short-term and long-term liquidity requirements of the Company. Additionally, the Company must negotiate amended terms of its Revolving Credit Facility with its debtor-in-possession lenders that accommodate the Company’s liquidity requirements and the terms of the guaranteed loan. In the event the Company is unable to find adequate sources of financing, the Company may not have adequate liquidity to continue the integrated steel operations.

     The Company expects that it will not meet the consolidated EBITDA covenant under its debtor-in -possession credit facility as of October 31, 2001. The lenders have agreed to waive the EBITDA covenant requirement through November 15, 2001. The Company is currently negotiating a further waiver or amendment with the lenders. If a waiver or amendment is not obtained, the Company’s liquidity may be reduced.

OTHER ITEMS

     On July 9, 2001 the Company negotiated a modified labor agreement with the United Steelworkers of America (“USWA”) effective as of August 1, 2001 and expiring on February 1, 2006. The agreement is expected to provide significant cost reductions through deferral of wage increases, flexible work rules, cost savings in active and retiree health care, and reduced employment levels. The agreement also permits LTV to borrow from the Voluntary Employee Beneficiary Association trust fund to pay health and life insurance benefits of USWA retirees from July 1, 2001 through the expiration of the modified labor agreement. LTV’s Board of Directors and the Bankruptcy Court approved the agreement in July 2001 and it was ratified by USWA employees in August 2001. The following conditions must be met prior to October 31, 2001 for the agreement to remain effective: receipt by the Company of unrestricted availability of $250 million in addition to the current lending arrangements with final maturity no earlier than December 31, 2005 under the Emergency Steel Loan Guarantee Program; approval by the Pension Benefit Guaranty Corporation of new pension funding arrangements to allow the Company to reduce its annual pension funding obligations between 2001 and 2007 to levels that can be supported by the Company’s cash flows based on reasonable forecasts; and an agreement by the Company and USWA on a program concerning the Company’s Cleveland Works West Side facility. The Company anticipates that these conditions will not be met before October 31, 2001 and also anticipates an extension of the October 31, 2001 commitment date with the USWA.

     In April 2001, the Company announced its intention to permanently close the DHCC and C-1 blast furnace of the West Side of the Cleveland Works. The DHCC, which has an annual raw steel capacity of about 2 million tons, consists of a basic oxygen furnace steelmaking shop, a continuous slab caster and hot strip mill. The facilities employ about 800 hourly and 100 salaried people. Approximately half of the affected employees will be eligible to retire. Under the modified labor agreement, the DHCC and C-1 blast furnace will remain on hot idle until October 31, 2001 while studies are conducted for possible future reuse of the facility. No shutdown reserves have been accrued at September 30, 2001 because an agreement has not been reached with the USWA.

     In July 2001, LTV’s largest customer, General Motors, announced its intention not to renew its supply agreement with the Company after expiration of the current agreement at the end of 2001. General Motors represented 9% of the total revenues of LTV in 2000. The Company anticipates replacing the tonnage with increased shipments to existing customers and selling to new customers.

     LTV recorded special charges of $409 million in 2000 for the closure of the LTV Steel Mining iron ore operation and a Cleveland tubular producing facility, and the impairment and write-down of an electroplating line and tin mill facilities. Spending against the reserve was $22 million in the first nine months of 2001 with a balance remaining of $16 million at September 30, 2001. An additional $7 million provision was recorded as part of the reorganization and restructuring items in June 2001. In October 2001, LTV completed the previously announced sale of the assets of LTV Steel Mining Company for $25 million in cash and the assumption of environmental and certain other liabilities by the purchasers that resulted in a gain of $8 million.

     In the fourth quarter of 1998, a reserve of $55 million was recorded for the shutdown of the cold roll finishing operations in the No. 2 finishing department at the Cleveland Works, recognition of an asset impairment at an electrogalvanizing joint venture, the shutdown of an electric-weld pipe line and a salaried workforce reduction. During the first nine months of 2001, $1 million was charged to this reserve with a balance remaining at September 30, 2001 of $1 million.

     LTV established reserves for the cost of the closure and clean-up at the Pittsburgh coke plant in the third quarter of 1997. The Company charged $3 million against this reserve in 2001 with a balance remaining of $20 million at September 30, 2001.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that do not have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt these statements effective January 1, 2002. Amortization of goodwill totaled $10 million for the year 2000.

     In July 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this statement effective January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” that supersedes SFAS No. 121 “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company is required to adopt this statement effective January 1, 2002. The effect of adoption of all these new pronouncements has not yet been determined.

ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

     LTV is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as remediation activities that involve the clean-up of environmental media such as soils and groundwater. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with such requirements. Additionally, if any of the Company’s facilities are unable to meet required environmental standards or laws, those operations could be temporarily or permanently closed. If, in the future, the Company were required to investigate and remediate any contamination at plant sites where hazardous wastes have been used pursuant to the Resource Conservation Recovery Act, the Company could be required to record additional liabilities. The Company is unable to make meaningful estimates of the cost of these potential liabilities at this time, but they could have a material adverse effect on LTV’s interim or annual operating results and liquidity. Management does not believe that there would be a material adverse effect on LTV’s financial position. In addition, certain environmental laws such as Superfund can impose a liability for the entire cost of clean-up of contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of fault or the lawfulness of the original disposal activity. Permits and environmental controls are also required at LTV’s facilities to reduce air and water pollution from certain operations; and these permits are subject to modification, renewal and revocation by issuing authorities. Additional permits may be required, or more onerous conditions may be imposed in our existing permits as a result of increases in production or modifications to certain of our facilities.

     The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome in the following environmental and litigation matters: approximately 1,750 asbestosis Ohio worker compensation claims filed since August 1, 1999 and a notice of violation issued in 1995 by the Indiana Department of Environmental Management alleging releases of contaminants onto and beneath the ground at the Indiana Harbor Works. The Company’s results of operations in one or more interim or annual periods could be materially affected by unfavorable results in one or both of these matters. Management believes that in the Company’s current financial condition, the outcome of these matters could have a material adverse effect upon the consolidated cash flows or financial position of the Company.

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

     The Company spent approximately $5 million and $13 million for environmental clean-up and related demolition costs at operating and idled facilities for the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, the Company has a recorded liability of $112 million for known and identifiable environmental and related demolition costs. As the Company becomes aware of additional matters or obtains more information, it may be required to record additional liabilities for environmental remediation, investigation and clean-up of contamination. The Company also spent approximately $2 million and $10 million in the first nine months of 2001 and 2000 for environmental compliance-related capital projects and expects it will be required to spend an average of approximately $12 million annually in capital expenditures during the next five years to meet environmental standards.

OUTLOOK

     Demand for LTV’s and other domestic integrated steel producers products has weakened as evidenced by lower shipments and lower average selling prices for the nine months ended September 30, 2001. The Integrated Steel segment is currently pursuing aggressive cost reductions to be able to return to profitability. The potential loss of General Motors as a customer could have a significant impact on the Company’s business, however, the Company anticipates replacing the potential lost tonnage through increased shipments with existing customers and selling to new customers. The Metal Fabrication segment is experiencing lower shipment levels and softened demand due to the slower overall economic conditions in 2001. Results in this segment will also be lower due to the sale of VP Buildings in September 2001.

      This report includes forward-looking statements. Our use of words such as “outlook,” “anticipate,” “believe,” “estimate,” “expect” and similar words is intended to identify these statements as forward-looking. These statements represent our current judgment on what the future holds. While the Company believes them to be reasonable, a number of important factors could cause actual results to differ materially from those projected. These factors include relatively small changes in market price or market demand; changes in domestic capacity; changes in raw material costs; increased operating costs; loss of business from major customers, especially for high value-added product; availability of post petition financing including the Emergency Steel Loan Guarantee; negative market and credit impact from the Chapter 11 filings; unanticipated expenses; substantial changes in financial markets; labor unrest or the inability to satisfy the conditions to adoption of the Modified Labor Agreement; unfair foreign competition; major equipment failure; unanticipated results in pending legal proceedings; or the timing and cost of completion of divestitures or shutdown of facilities. Due to material uncertainties, it is not possible to predict the length of time LTV will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure or as a going concern, or the effect of the proceedings on the business of LTV or its subsidiaries.

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

United States Trade Cases

     2001 Cases

     Section 201 Investigation

     On June 22, 2001, President Bush requested the International Trade Commission (“ITC”) to initiate an investigation under Section 201 of the Trade Act of 1974 as described in LTV’s periodic reports previously filed with the SEC. In September and early October 2001, the ITC held hearings in the Section 201 investigation. On October 22, 2001, the ITC determined that the domestic flat-rolled steel industry suffered injury from foreign steel imports. In early November, the ITC is expected to hold remedy hearings. The ITC is required to render a remedy recommendation to the President no later than December 19, 2001, and the President has until February 19, 2002 to select a remedy.

     Cold Rolled Steel Cases

     On September 28, 2001, LTV Steel joined with the other major domestic integrated steel producers in filing antidumping and countervailing duty petitions against several countries. Specifically, the petitioners filed antidumping petitions against Argentina, Australia, Belgium, Brazil, China, France, Germany, India, Japan, Korea, the Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey and Venezuela. The antidumping petitions allege margins ranging from 7.93% to 142.78%. The petitioners filed countervailing duty petitions against Argentina, Brazil, France and Korea. The countervailing duty petitions allege margins ranging from 5.56% to 40.79%.

     2000 Cases

     Hot Rolled Steel Cases

     In November 2000, LTV Steel joined with other domestic producers, the United Steel Workers of America and the Independent Steel Workers Union in filing antidumping and countervailing duty petitions against several countries as described in LTV’s periodic reports previously filed with the SEC. As previously described in December 2000, the ITC rendered an affirmative preliminary injury determination on behalf of the domestic industry. In September 2001, the U. S. Department of

Commerce issued final antidumping margins ranging from 0.45% to 243.46% on imports of hot rolled steel from the relevant countries. The ITC’s final injury determination is expected in November 2001.

     LTV Steel is continuing to monitor the surge in unfairly traded imports and its effect on operations, and anticipates that additional unfair trade cases may be filed or other relief requested.

Environmental Proceedings

     Indiana Harbor Works. LTV previously reported on the U. S. Environmental Protection Agency’s (“EPA”) identification of alleged violations of the Clean Air Act at the Indiana Harbor Works as a result of a multi-media environmental inspection in June and July 2000. The EPA has now issued a Notice of Violation relating to those alleged violations that involve the sinter plant, H-3 and H-4 blast furnaces and the basic oxygen shop. LTV has accepted the EPA’s offer to confer on the alleged violations.

Other

     As described in LTV’s periodic reports previously filed with the SEC, in 1991 Inland Steel Company filed an action against LTV Steel and another domestic steel producer alleging patent infringement. As previously reported, the United States Patent Office, upon reexamination of the Inland patent, rejected the claims of the patent, and the United States Patent Office Board of Appeals affirmed that determination. On September 19, 2001, the United States Court of Appeals for the Federal Circuit entered a judgment affirming the decision of the Board of Appeals in a further appeal by Inland. Inland has the right to file a petition for reconsideration and/or petition for rehearing en banc or to file a petition for certiorari to the Supreme Court.

     Since August 1, 1999, approximately 1,750 asbestosis Ohio workers’ compensation claims have been filed against LTV Steel, the majority of which were filed on behalf of retired employees who worked at facilities that were closed in the early 1980’s. LTV anticipates that additional claims may be filed.

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

Item 6. Exhibits and Reports on 8-K.

(a)  Exhibits

(10)-(56)*	Employment Terms dated September 4, 2001 between The LTV Corporation and Mr. Thomas L. Garrett

(10)-(57)	First Amendment and Limited Waiver, dated as of August 22, 2001, to the Revolving Credit and Guaranty Agreement, dated as of March 20, 2001 (the “Revolving Credit Agreement”), by and among The LTV Corporation, the Guarantors named in the Revolving Credit Agreement, The Chase Manhattan Bank, individually and as agent, Abbey National Treasury Services PLC, individually and as co-agent, and the lenders party thereto

*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on August 20, 2001, filing the summary financial information of The LTV Corporation for the month and year-to-date ended July 31, 2001.

Current Report on Form 8-K, filed with the Commission (File No. 1-4368) on September 20, 2001, filing the summary financial information of The LTV for the month and year-to-date ended August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LTV CORPORATION (Registrant)

By	/s/ Thomas L. Garrett, Jr.
Thomas L. Garrett, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	October 30, 2001